Form 10-Q
period 2025-01-31
Helio Corp /FL/
filed 2025-05-05
CIK 1953988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number: 333-284062

HELIO CORPORATION
(Name of registrant as specified in its charter)

Florida	92-0586004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2448 Sixth Street
Berkeley, CA 94710

(Address of principal executive offices including zip code)

(510) 224-4495

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

(Check one):

☐	Large accelerated Filer	☐	Accelerated Filer
☒	Non-accelerated Filer	☒	Smaller reporting company
		☒	Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 5, 2025, there were 11,263,633 shares of the registrant’s common stock, no par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim condensed consolidated financial statements of Helio Corporation (referred to herein as the “Company,” “we,” “us” or “our”) are included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (the “SEC”), In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Helio Corporation

Financial Statements for the Three Months Ended January 31, 2025

HELIO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2025 (Unaudited)	2024 (Audited)

Assets
Current Assets:
Cash	$99,792	$551,552
Accounts receivable, net	1,153,633	1,390,202
Work in progress	151,535	343,218
Prepaid expenses and other current assets	14,633	-
Total Current Assets	1,419,593	2,284,972

Property and equipment, net	81,723	87,389
Security deposits	76,655	76,655
Right-of-use assets, net	859,358	959,377
Total Non-current Assets	1,017,736	1,123,421
TOTAL ASSETS	$2,437,329	$3,408,393

Liabilities and Shareholders’ Deficit

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$172,941	$140,439
Accrued compensation	723,815	805,405
Notes payable – related parties	420,000	420,000
Notes payable	1,350,000	200,000
Operating lease obligations, current	494,835	503,124
Total Current Liabilities	3,161,591	2,068,968

Notes payable – related parties, less current portion	182,877	182,877
Notes payable, less current portion	50,000	1,150,000
Operating lease obligations	517,681	608,723
Total Non-current Liabilities	750,558	1,941,600
Total Liabilities	3,912,149	4,010,568

Commitments and contingencies (Note 8)

Shareholders’ (Deficit) Equity
Common stock, no par value, 44,000,000 shares authorized; 11,263,633 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively	386,358	339,861
Accumulated Deficit	(1,861,178)	(942,036)
Total Shareholders’ Deficit	(1,474,820)	(602,175)
Total Liabilities and Shareholders’ Deficit	$2,437,329	$3,408,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	January 31,	January 31,
	2025	2024
Revenue:
Service fees	$759,706	$959,440
Engineering fees	154,829	250,669
Materials	513,041	804,223
Total Revenue	1,427,576	2,014,332
Costs of revenue	1,016,848	1,227,274
Gross profit	410,728	787,058

Operating expenses
General and administrative expenses	881,219	825,800
Facilities expense	187,381	146,917
Professional fees	178,738	22,396
Depreciation expense	5,666	5,666
Right of use amortization	23,130	18,482
Total Operating Expenses	1,276,134	1,019,261

Operating loss	(865,406)	(232,203)

Other expense:
Interest expense	(53,736)	(9,523)

Net loss before income taxes	(919,142)	(241,726)
Provision for income taxes	-	-
Net loss	$(919,142)	$(241,726)

Basic and diluted net loss per share	$(0.08)	$(0.02)

Weighted average shares outstanding – basic and diluted	11,263,633	11,263,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

	No par-value
	Common Stock		Accumulated
	Shares	Amount	Deficit	Totals
Balances as of October 31, 2023 (as previously reported)	16,000,000	$33,256	$920,647	$953,903
Conversion of shares due to recapitalization*	(4,736,367)	81,818	-	81,818
Balances at October 31, 2023, effect of recapitalization	11,263,633	$115,074	$920,647	$1,035,721
Stock-based compensation	-	21,154	-	21,154
Net loss	-	-	(241,726)	(241,726)
Balances at January 31, 2024	11,263,633	$136,228	$678,921	$815,149

Balances at October 31, 2024	11,263,633	$339,861	$(942,036)	$(602,175)
Stock-based compensation	-	46,497	-	46,497
Net loss	-	-	(919,142)	(919,142)
Balances at January 31, 2025	11,263,633	$386,358	$(1,861,178)	$(1,474,820)

*	Recasted shareholders’ equity of Helio Corporation

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended January 31,
	2025	2024
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(919,142)	$(241,726)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation	5,666	5,666
Stock-based compensation	46,497	21,154
Right of use asset amortization	100,019	70,209
Changes in assets and liabilities
Accounts receivable	236,569	376,286
Prepaid expenses and other current assets	(14,633)	799
Work in progress	191,683	(122,872)
Accounts payable and accrued expenses	32,502	(352,788)
Accrued compensation	(81,590)	275,983
Operating lease obligations	(99,331)	(61,324)
Net cash (used in) operating activities	(501,760)	(28,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	50,000	-
Repayment of notes payable - related parties	-	(13,852)
Recapitalization	-	158,919
Net cash provided by financing activities	50,000	145,067

NET (DECREASE) INCREASE IN CASH	(451,760)	116,454

CASH - BEGINNING OF PERIOD	551,552	504,335

CASH - END OF PERIOD	$99,792	$620,789

CASH PAID DURING THE PERIOD FOR:
Interest expense	$5,894	$2,157
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: BUSINESS

Helio Corporation is a technology, engineering, and research and development (R&D) holding company serving commercial, government, and non-profit organizations. Products include hardware, systems, and services in aerospace and other markets for customers such as NASA, universities, and private space companies. Helio has one current subsidiary: Heliospace Corporation, a Delaware Corporation (“Heliospace”). Heliospace was incorporated on March 6, 2018. Heliospace is an aerospace company offering wide ranging solutions, including space qualified hardware, systems engineering, analysis, management, and integration & test services for space missions. The customer base ranges from NASA and foreign space agencies to private companies, foundations, universities, and non-profits.

Heliospace designs, fabricates, assembles and tests space qualified hardware. Examples of this product line include the radar antennas for the upcoming NASA Europa Clipper mission, the antennas for the SunRISE CubeSat constellation, and deployable systems and sensors for numerous lunar landers and the Mars Sample Return program. Heliospace also provides systems engineering, integration and test, and mission formulation services. Examples of this service include support for the design, testing, and launch of the James Webb Space Telescope, formulation and design of the Roman Space Telescope, Habworlds Observatory, Mars Sample Return, and the Atmospheric Observing System.

Change-in-control Transaction

Helio Corporation was originally incorporated under the name Stirling Bridge Group, Inc. on October 3, 2022, in Florida and is based in Berkeley, CA. Subsequently, the Company changed its name to Web3 Corporation. In January 2024, the Company acquired 100% of the stock of Heliospace Corporation and changed its name from Web3 Corporation to Helio Corporation (the “Company”). The Company’s principal executive offices are located at 2448 Sixth Street, Berkeley, CA 94710.

The transaction was effected as a share exchange whereby Helio Corporation acquired all of the outstanding shares of Heliospace in exchange for 9,795,733 newly issued shares. The transaction was accounted for as a recapitalization of Heliospace as Heliospace was deemed the accounting acquirer. The historical financial statements are that of Heliospace, therefore the pre-transaction financial statements are that of Heliospace. The transaction was effective on January 4, 2024 and combines the financial statements from the transaction date forwards.

Liquidity

The Company has historically funded its working capital, research and development and capital expenditure requirements and other commitments (including debt service and repayment) from its operating cash flows, debt financing and, to a limited extent, issuances of equity. While the Company has historically experienced negative cash flows from operations (including due to the timing of working capital items), the Company believes that its cash resources, including its cash on hand, operating cash flows, and the potential financial commitment from the current officers, will be sufficient to meet its working capital and other requirements for a period of at least twelve months from the date of this quarterly report.

In the event the Company needs additional funding to sustain business operations, certain officers and directors have indicated a willingness to provide such funding as needed through May 5, 2026. The terms of such conditional funding have not been agreed to and will be determined if and when such conditional funding becomes necessary.

Over the longer term, the Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. There can be no assurance as to the availability, if any, or terms upon which such financing and capital might be available in the future.

As of January 31, 2025, the Company had cash and cash equivalents of $99,792, a decrease of $451,760 from $551,552 as of October 31, 2024.

The Company has outstanding unsecured notes to certain related parties with an aggregate outstanding principal balance of $602,877 as of January 31, 2025. The proceeds from these notes were used to meet working capital and cash flow management needs. The notes bear interest at between 6.5% and 11.25% per annum. $420,000 of these notes mature in the current 2025 fiscal year, and the remaining $182,877 mature in the 2026 or 2027 fiscal year.

As of January 31, 2025, the Company has outstanding debt from unrelated parties under notes payable in the aggregate principal amount of $1,400,000. These notes bear interest at 9.75% and 12.00% and mature within the next two fiscal years. Certain of these notes were initially convertible but all such convertible notes were amended to eliminate the conversion features in consideration of the issuance by the Company and/or the transfer by certain shareholders of shares of the Company’s common stock. See Note 5. Interest on these notes either accrues or is paid quarterly or at maturity along with principal, as specifically described in the note. Upon the occurrence and during the continuance of any default by the Company under any of the above notes, which default is not cured within fifteen (15) days following written notice of such default from the payee, the payee may declare the entire unpaid principal and unpaid interest immediately due and payable. Certain of these notes are secured by the Company’s accounts receivable, and by shares of common stock pledged by one of the Company’s shareholders. In addition, certain of these notes become due, and the payees under certain of these notes have the right to accelerate their notes, upon the completion of this offering.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to U.S. generally accepted accounting principles (“U.S. GAAP) and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented, under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Helio Corporation and its wholly-owned subsidiary Heliospace. The Company’s condensed consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending October 31, 2025. Certain information and note disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes prepared in accordance with U.S. GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements for the fiscal year ended October 31, 2024 included in the Company’s financial statements included in Form S-1/A filed with the SEC on March 7, 2025.

Reclassification

In the preparation of the condensed consolidated financial statements for the quarter ended January 31, 2025, the Company identified a $50,000 amount previously classified as Notes payable was more appropriately classified as Notes payable – related parties within the consolidated balance sheet as of October 31, 2024. Upon evaluation, the Company determined that the impact of this reclassification was immaterial to the consolidated financial statements taken as a whole. The reclassification is reflected within the October 31, 2024 balances presented in the accompanying condensed consolidated balance sheet, and was made to enhance comparability and transparency of the financial statements.

Cash and Cash Equivalents

For the purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three (3) months or less to be cash equivalents. The Company has no cash equivalents as of January 31, 2025 and October 31, 2024.

Cash accounts are insured at the Federal Deposit Insurance Corporation limits of $250,000 per bank. At times throughout the year, such bank balances may have exceeded the federally insured limit. As of January 31, 2025, there were no bank balances in excess of the federally insured limit.

Work In Progress

Work In Progress (WIP) tracks the costs incurred of a specific job that has not reached a certain milestone achievement. This is the computed value of work performed to advance milestone(s) that have not yet been billed and is used to track total job cost (billed and unbilled). Revenue of WIP is only recognized for specific milestones that are distinct contractual performance obligations that provide identifiable benefits to the customer independently of other project phases.

Accounts Receivable, net

Accounts receivables are recorded at the amount the Company expects to collect on the balance outstanding at period-end. Management closely monitors outstanding balances during the year and allocates an allowance account if appropriate. The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables and contract assets. The Company considers historical collection rates, the current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, the Company believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments.

As of January 31, 2025 and October 31, 2024, there were no significant amounts recorded relating to the allowance for credit losses. The Company writes off bad debts as they occur during the year, if applicable. Accounts receivable as of January 31, 2025 and October 31, 2024 was $1,153,633 and $1,390,202.

Property and Equipment, net

Property and equipment is stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in the condensed consolidated statements of operations or the period in which the disposal occurred. The Company computes depreciation utilizing estimated useful lives, as stated below:

Property and Equipment, net Categories	Estimated Useful Life
Furniture and equipment	10 Years

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of January 31, 2025 or October 31, 2024, respectively.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements.

The following provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into Levels 1 to 3 based on the degree to which fair value is observable:

Level 1 —	fair value measurements are those derived from quoted prices (unadjusted in active markets for identical assets or liabilities);

Level 2 —	fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Level 3 —	fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Financial instruments classified as Level 1 quoted prices in active markets include cash.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management for the respective periods. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, short-term notes payable, accounts payable and accrued expenses. The carrying value of long-term debt approximates fair value, as the variable interest rates approximate current market rates.

Revenue Recognition

The Company records revenue based on a five-step model in accordance with the Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers, which requires the following:

1.	Identify the contract with a customer.

2.	Identify the performance obligations in the contract.

3.	Determine the transaction price of the contract.

4.	Allocate the transaction price to the performance obligations in the contract.

5.	Recognize revenue when the performance obligations are met or delivered.

The Company’s operating revenues are primarily generated from service fees, engineering fees, and materials fees. The Company uses two different types of contracts which are deliverable based or time based. The Company recognizes revenue related to services when performance obligations are fulfilled.

Design service contracts deliver system engineering inputs including designs, analyses, test and verification plans, and mission formulation architectures on a continual basis over the course of a contract. Customer work is based on distinct identifiable contracts with clear performance obligations, objectives, and pricing. Service revenue contract types are either Time & Materials (T&M) or Purchase Order (PO) contracts. Time & Materials contracts meet performance obligations continuously and are billed with revenue recognized at each invoice. PO contracts are billed at fulfillment of a performance obligation based on the customer agreements, thus revenue is recognized when earned.

Engineering services deliver both space qualified hardware and accompanying analyses, and are conducted under Cost-type, Fixed price, PO, and T&M contracts. Cost-type and T&M Engineering contracts are billed monthly as work is completed and revenue is recognized. Revenue for fixed price contracts including purchase orders that specify priced milestones for delivery of hardware, reports, or analyses is recognized upon completion of a specific milestone. Revenue on fixed price contracts that are still in progress at month end are otherwise recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs for each contract.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 Accounting for Income Taxes, which requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred income taxes are also recognized for carry-forward losses which can be utilized to offset future taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the net deferred tax assets will not be realized. The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income. Income tax expense is comprised of the sum of current income tax plus the change in deferred tax assets and liabilities.

Earnings (loss) Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of January 31, 2025 and 2024, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	January 31,
	2025	2024
Stock options	1,422,307	1,466,884
Total common stock equivalents	1,422,307	1,466,884

Leases

The Company accounts for leases based on Accounting Standard Update (“ASU”) 2016-02, ”Leases” (Topic 842). Based on this standard, the Company determines if an agreement is a lease at inception. Operating leases are included in right-of-use asset, current operating lease obligations, and operating lease obligations, in the Company’s condensed consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term debt, net and long-term debt, less current portion, and debt issuance costs in the Company’s condensed consolidated balance sheets.

As permitted under ASU 2016-02, the Company has made an accounting policy election not to apply the recognition provisions of ASU 2016-02 to short term leases (leases with a lease term 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term.

Research and Development

Research and development costs are expensed as incurred. These costs include, but are not limited to, employee related expenses, including salaries, benefits and stock-based compensation of research and development personnel, supplies; facilities, depreciation and other expenses, which include direct and allocated expenses for rent, utilities and insurance.

Stock based-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718, Stock Compensation. The computation of the expense associated with stock-based compensation requires the use of a valuation model. The Company currently obtains valuation reports according to Internal Revenue Code 409A (“409A”) and FASB ASC Topic 718 — Stock Compensation (“ASC 718”). Equity-based compensation consists solely of stock option awards, including Incentivized Stock Options (ISOs) and Non-Qualified Stock Options (NSOs), whose exercise prices are determined by the 409A valuation reports. Compensation expense is recognized ratably over the vesting period as the employee provides services.

Benefit Plan

The Company offers a 401(k) plan. Employees are eligible to participate in the plan on the first day of the month following the date of hire. Employees may defer up to $23,500 for 2025 and $23,000 for 2024. The Company is required to contribute on behalf of each eligible participating employee. The Company will match 100% of the participants deferral not to exceed 4% of employee compensation. Employees will share in the matching contribution regardless of the amount of service completed during the plan year. Employees will become 100% vested in the employer matching contributions after six years of service.

Subsequent Events

The Company evaluates events and transactions that occur after the consolidated balance sheet date through the date the condensed consolidated financial statements are issued or available for issuance, to determine whether they should be recognized or disclosed in the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires a public entity to disclose significant segment expenses and other segment items on an interim and annual basis. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU in the current quarter. The adoption of this ASU had no effect on the Company’s results of operations. See Note 11 for the required disclosures associated with this update.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3: PROPERTY AND EQUIPMENT

The major classifications of property and equipment are summarized as follows:

	January 31, 2025	October 31, 2024
Property and equipment	$465,091	$465,091
Less accumulated depreciation	(383,368)	(377,702)
Property and equipment, net	$81,723	$87,389

Depreciation expense for each of the quarters ended January 31, 2025 and 2024 was $5,666.

NOTE 4: NOTES PAYABLE – RELATED PARTIES

Between April 2022 and October 2024, certain related parties including Paul Turin and Greg Delory made various loans to the company. The balance at January 31, 2025 and October 31, 2024 was $602,877. The loans’ terms are for between 5 and 36 months and are classified as current and non-current liabilities on the condensed consolidated balance sheets with 6.50% to 11.25% interest per annum. All unpaid principal, accrued interest, and other amounts owing under the above notes are paid at maturity. These notes are collateralized with the Company receivables and other assets.

Included within the notes payable – related parties balance is a convertible note agreement entered on March 18, 2024 for $50,000. The convertible note was scheduled to mature on March 18, 2026 and carries an interest rate of 9.75% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at $2.00 per share. On October 31, 2024, the Company amended the agreement with the holder of the note to change its maturity to the earlier of the date that the Company lists its securities on a national stock exchange or March 31, 2025 and eliminated the conversion feature of the note. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note.

The loan incurred interest expense of $1,219, which was accrued on the condensed consolidated balance sheet as of January 31, 2025 within the Accounts payable and accrued expenses line item. On April 25, 2025, the Company executed an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025.

	January 31, 2025	October 31, 2024
Notes payable – related parties, current portion	$420,000	$420,000
Notes payable – related parties, non-current portion	182,877	182,877
Total notes payable – related parties	$602,877	$602,877

The aggregate maturity on the notes payable – related parties as of January 31, 2025, are as follows:

2025	$420,000
2026	72,877
2027	110,000
602,877
Less current portion	(420,000)
Notes payable – related parties, non-current portion	$182,877

NOTE 5: NOTES PAYABLE

On June 20, 2024, the Company executed a convertible note payable agreement for $450,000. The convertible note matures on June 20, 2026 and carries an interest rate of 9.75% per annum. The principal and prior accrued interest of the note were convertible into shares of the Company’s common stock at $2.00 per share. On October 7, 2024, $50,000 of the note payable was assigned to an unrelated holder. On October 31, 2024, the Company amended the agreement with the holder of the $50,000 note to change its maturity to the earlier of the Company listing on a national stock exchange or March 31, 2025 and eliminated the conversion feature of the note. On October 17, 2024, the Company amended the agreement with the holder of the $400,000 note, which eliminated the conversion feature and advanced the maturity date of the loan to November 5, 2025. Interest on the notes is paid quarterly or accrues and is to be repaid at maturity along with principal, as specifically described in the notes. The Company accounted for the amendment as an extinguishment of debt and recorded a loss of $8,100 on the consolidated statements of operations as of October 31, 2024. The loan incurred interest expense of $9,750, which was accrued on the condensed consolidated balance sheet as of January 31, 2025 within the Accounts payable and accrued expenses line item. On April 25, 2025, the Company executed an extension of the maturity date of the $50,000 portion of the note payable until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025.

On July 31, 2024, the Company executed a convertible note payable agreement for $250,000. The convertible note matures on April 30, 2025 and carries an interest rate of 13% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at a price per share equal to a 30% discount per share of the final per-share price of a planned public offering. Subsequent to the issuance of the convertible note the Company amended the agreement with the holder which eliminated the conversion feature, changed the interest rate to 9.75% per annum, increased the principal of the note to $500,000, and extended the maturity date of the loan to November 5, 2025. Interest on the note either is paid quarterly or accrues and is paid at maturity along with principal, as specifically described in the note. The Company accounted for the amendment as an extinguishment of debt and recorded a loss of $15,750 on the consolidated statements of operations as of October 31, 2024. The loan incurred interest expense of $12,188, which was accrued on the condensed consolidated balance sheet as of January 31, 2025 within the Accounts payable and accrued expenses line item.

On July 31, 2024, the Company executed a convertible note payable agreement for $250,000. The convertible note matures on May 1, 2025 and carries an interest rate of 13% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at $2.00 per share. Subsequent to the issuance of the convertible note the Company amended the agreement with the holder which eliminated the conversion feature, changed the interest rate to 9.75% per annum, and extended the maturity date of the loan to November 5, 2025. Interest on the note either accrues or is paid quarterly or at maturity along with principal, as specifically described in the note. The Company accounted for the amendment as an extinguishment of debt and recorded a loss of $4,500 on the consolidated statements of operations as of October 31, 2024. The loan incurred interest expense of $6,094, which was accrued on the condensed consolidated balance sheet as of January 31, 2025 within the Accounts payable and accrued expenses line item.

On March 12, 2024, the Company executed a note payable agreement for $150,000. The note matures on March 12, 2025 and carries an interest rate of 12% per annum. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $4,500, which was accrued on the condensed consolidated balance sheet as of January 31, 2025 within the Accounts payable and accrued expenses line item. On April 25, 2025, the Company executed an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025.

On January 9, 2025, the Company executed a note payable agreement for $50,000. The note matures on January 9, 2027 and carries and interest rate of 9.75% per annum. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $1,219, which was accrued on the condensed consolidated balance sheet as of January 31, 2025 within the Accounts payable and accrued expenses line item.

	January 31, 2025	October 31, 2024
Notes payable, current	$1,350,000	$200,000
Notes payable, less current portion	50,000	1,150,000
Total notes payable	$1,400,000	$1,350,000

The aggregate maturity on the notes payable as of January 31, 2025, are as follows:

2025	$1,350,000
2026	—
2027	50,000
1,400,000
Less current portion	(1,350,000)
Notes payable, non-current portion	$50,000

NOTE 6: STOCK OPTIONS

The 2018 Equity Incentive Plan was approved by the Board of Directors on July 1, 2018 and the Company amended the equity plan on December 17, 2023. In conjunction with the recapitalization and effective January 3, 2024, the Company adopted the Heliospace 2018 Equity Plan as the Company’s Plan (“Equity Plan”). The Equity Plan limits the shares of common stock authorized to be awarded as stock awards to 2,382,352 shares as of January 31, 2025 and October 31, 2024, respectively. Employees are provided stock options vesting over a period of four years with a one-year cliff. After one year, 25% of the award size vests followed by 1/48th of the award size for each month thereafter. On a case-by-case basis, options have been granted outright with no vest period.

Due to the change-in-control transaction described in Note 1, there was a recapitalization for which the Company’s stock options were adjusted for the new capital structure. The Company adjusted each of the granted options at 0.612 factor.

The grant date fair value was calculated using the Black-Scholes option pricing model using the following weighted average inputs:

	January 31, 2025			January 31, 2024
Risk free interest rate	3.90%	-	3.90%	3.90%	-	3.90%
Expected term (years)	6.01	-	9.95	6.01	-	9.95
Expected volatility	65.79%	-	68.51%	65.79%	-	68.51%
Expected dividends	0.00%	-	0.00%	0.00%	-	0.00%

During the quarter ended January 31, 2025, there were no stock options granted. During the quarter ended January 31, 2024, there were 239,990 stock options granted.

		Weighted	Weighted
	Number of Shares	Average Shares ($)	Average (Years)	Intrinsic Value
Balance as of October 31, 2023	2,004,135	$0.08	7.56	$140,289
Recapitalization of options	(777,241)	-	-	-
Issued	239,990	0.15	4.15	1,163,951
Canceled	-	-	-	-
Exercised	-	-	-	-
Balance as of January 31, 2024	1,466,884	$0.09	4.15	$7,200,270

Balance as of October 31, 2024	1,422,307	$0.09	7.02	$6,980,951
Issued	-	-	-	-
Canceled	-	-	-	-
Exercised	-	-	-	-
Balance as of January 31, 2025	1,422,307	$0.09	7.02	$6,980,951

Stock-based compensation from stock awards for the three months ended January 31, 2025 and 2024 was $46,497 and $21,154, respectively. As of January 31, 2025 and 2024, there remained $225,985 and $447,765 of unrecognized stock-based compensation from stock option awards, respectively. As of January 31, 2025, there were 1,145,578 shares of common stock related to stock option grants that were vested and 276,729 stock option grants that were unvested. As of January 31, 2024, there were 1,006,261 shares of common stock related to stock option grants that were vested and 460,623 stock option grants that were unvested.

The fair value of the stock was determined using observable inputs (level 2 fair value measurement) with a market approach technique. The main input for the common stock fair value was the price of the Company’s common stock as of the date of the grant.

NOTE 7: LEASES

As of January 31, 2025, the Company maintains two leases classified as operating leases. The Company recognized right of use assets and lease liabilities pursuant to these leases. Leases with an initial term of 12 months or less or leases that are immaterial are not included on the condensed consolidated balance sheets. The lease liability was calculated at the commencement date of each lease by discounting the future payments using the Company’s incremental borrowing rate of 10%.

The Company leases its office and manufacturing facility. In addition, as of January 31, 2025 and October 31, 2024, the Company maintained four leases with an initial term of 12 months or less. These leases combine for approximately $17,000 and $31,500 of lease expense for the three months ending January 31, 2025 and 2024, respectively.

The lease for the manufacturing facility commenced on June 1, 2022 and has a term of five years. For the first year the monthly lease payments were $36,000. The monthly lease payments are subject to an annual increase of 3%.

The office lease commenced on September 1, 2023 and has a term of two years. The rent is fixed at $3,909 for the term of the lease.

Future minimum lease payments required under operating leases on an undiscounted cash flow basis as of January 31, 2025 were as follows:

2025	$494,835
2026	481,496
2027	162,072
Total future minimum lease payments	$1,138,403
Less imputed interest	(125,887)
Total operating lease liability	$1,012,516

The Company recognized rent expense pursuant to these leases on the straight-line basis in accordance with the guidance in ASC 842. The Company recognized rent expense of $100,019 for the three months ended January 31, 2025 and 2024, related to these leases, which is included within facilities expense on the condensed consolidated statements of operations.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not presently a party to any legal proceedings, the resolution of which the Company believes would have a material adverse effect on its business, financial condition, operating results, or cash flows. However, legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on its business, financial position, results of operations, and/or cash flows.

NOTE 9: INCOME TAXES

There was no income tax expense reflected in the results of operations for the quarters ended January 31, 2025 and January 31, 2024, because the Company carried forward net losses for tax purposes.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the quarters ended January 31, 2025 and January 31, 2024:

	January 31,	January 31,
	2025	2024
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	5.00%	6.96%
Change in valuation allowance	(25.99)%	(27.98)%
Other	(0.01)%	(0.07)%
Totals	0.00%	0.00%

Deferred tax assets as of January 31, 2025 and October 31, 2024 consist of the following components:

	January 31, 2025	October 31, 2024
Deferred tax assets
Net operating loss carryforwards	$664,145	$421,921
Capitalized research and development costs	85,477	100,146
Stock based compensation	67,982	54,970
Other	209	209
Total deferred tax asset	817,813	577,246
Valuation allowance	(799,115)	(560,133)
Deferred tax assets, net	18,698	17,113
Deferred tax liabilities
Depreciation	(18,698)	(17,113)
Net deferred tax assets	$-	$-

The Company has net operating loss carry forwards available to offset future taxable income. Current tax laws limit the Company’s ability to utilize these carryforwards. Because the Company’s realization of the deferred tax assets is not certain, the Company fully offset the deferred tax assets resulting from these carryforwards with a valuation allowance. The Company has approximately $2,555,000 of federal and state net operating loss carrying forwards to offset future federal taxable income as of January 31, 2025.

The Company recognizes uncertain tax positions taken when filing its tax returns if it is more likely than not that the tax authorities will not uphold the position based on current tax law. As of January 31, 2025, the Company has not identified any uncertain tax positions.

NOTE 10: CLIENT CONCENRATIONS

Four customers accounted for 77% of the Company’s outstanding receivables on January 31, 2025 and 90% of the Company’s outstanding receivables on October 31, 2024. The table below summarizes the accounts receivable concentrations by customer as of January 31, 2025, and October 31, 2024:

	Accounts Receivable Concentration
	January 31	October 31
Company	2025	2024
A	21%	21%
B	24%	23%
C	22%	20%
D	10%	27%
	77%	90%

For the three months ended January 31, 2025 and 2024, the Company’s revenue was concentrated amongst eight and eleven customers, respectively. For the three months ended January 31, 2025, 70% of all revenue was obtained from government sources either as a direct contractor or subcontractor, with the remaining 30% of revenue from private customers. For the three months ended January 31, 2024, 81% of all revenue was obtained from government sources either as a direct contractor or subcontractor, with the remaining 19% of revenue from private customers.

NOTE 11: SEGMENT INFORMATION

The Company conducts its business activities and reports financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Chief Operating Decision Maker (“CODM”) evaluates performance and makes resource and operating decisions for the business. The Company’s CODM is the Chief Executive Officer. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations. The CODM uses net loss, as reported on the Consolidated Statements of Operations, in evaluating the performance of the Company and determining how to allocate resources of the Company as a whole. As the CODM evaluates performance on a consolidated basis, all required financial segment information is included in the consolidated financial statements.

NOTE 12: SUBSEQUENT EVENTS

In preparing these condensed consolidated financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. Such events or transactions are described below as of the date these condensed consolidated financial statements were issued.

The following subsequent events occurred after January 31, 2025, and prior to the filing of this Quarterly Report on Form 10-Q.

Amendment to Articles of Incorporation

On April 8, 2025, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Florida. The amendment authorizes the Company’s Board of Directors, by one or more resolutions and without shareholder approval (except as may be required by applicable law), to classify or reclassify any unissued shares of preferred stock into one or more classes or series and, with respect to each such class or series, to fix or alter the number of shares constituting such class or series and to establish or modify the designations, preferences, limitations, and relative rights thereof. Such rights may include, without limitation, dividend rights and rates, conversion rights, voting rights, terms and conditions of redemption (including sinking fund provisions, if any), and liquidation preferences, to the fullest extent permitted by the Florida Business Corporation Act. A copy of the Certificate of Amendment is filed as an exhibit to this Quarterly Report and is incorporated herein by reference.

Issuance of Promissory Notes – Unaffiliated Parties

On February 3, 2025, the Company issued a promissory note in the principal amount of $100,000 to Sean Kelly, an accredited investor. The note bears simple interest at a rate of 9.75% per annum and matures 24 months from the date of issuance. As additional consideration for the loan, Gregory T. Delory, the Company’s Chief Executive Officer and Chairman of the Board, agreed to transfer 10,000 shares of the Company’s common stock to Mr. Kelly. The shares are restricted securities, subject to applicable holding periods and a minimum six-month lock-up period following any listing of the Company’s common stock on the NYSE or Nasdaq. Mr. Kelly has agreed to execute a lock-up agreement in connection with the share transfer. The noteholder is an unaffiliated third party.

Issuance of Promissory Notes – Related Parties

On February 3, 2025, the Company issued a promissory note in the principal amount of $185,000 to Paul S. Turin, the Company’s Chief Engineer and a member of the Board of Directors. The note bears interest at a rate of 9.75% per annum and matures on the third anniversary of the issuance date.

On February 14, 2025, the Company issued a promissory note in the principal amount of $200,000 to Gregory T. Delory, the Company’s Chief Executive Officer, President, and Chairman. The note bears interest at a rate of 9.75% per annum and matures on the third anniversary of the issuance date.

On April 16, 2025, the Company issued an unsecured promissory note in the principal amount of $150,000 to Indicia Capital, LLC. The note bears interest at a rate of 9.75% per annum and matures on the earlier of (i) 180 days from the date of issuance or (ii) the date the Company receives at least $1,000,000 in new financing. In connection with the issuance of the note, Mr. Delory transferred 15,000 shares of the Company’s common stock to Indicia Capital as additional consideration. James Byrd, who serves as a co-manager and holds a 50% membership interest in Indicia Capital, is deemed a promoter of the Company by virtue of having founded the Company in October 2022. Accordingly, the transaction is considered a related party transaction.

Amendments to Outstanding Promissory Notes

On April 25, 2025, the Company entered into amendments with the holders of three outstanding promissory notes to extend their maturity dates. The amended notes are as follows:

●	A $50,000 promissory note issued to M. David Shapiro, an accredited investor, on March 18, 2024. The note was previously amended on October 31, 2024 to remove the conversion feature and to extend the maturity date.

●	A $150,000 promissory note issued to Scott Nealey, an accredited investor, on March 12, 2024, originally scheduled to mature on March 12, 2025.

●	A $50,000 promissory note issued to James Byrd, a promoter of the Company, on March 18, 2024. The note was previously amended on October 31, 2024, to remove the conversion feature and extend the maturity date.

As a result of the foregoing amendments, the maturity date for each of these notes has been extended such that all principal and accrued interest will become due and payable upon the earlier of (i) the Company’s listing on a national securities exchange (NYSE or Nasdaq) or (ii) June 30, 2025. All other material terms of the notes, including interest rates and payment provisions, remain unchanged.

The promissory notes and related amendments described above have been filed or incorporated by reference as exhibits to this Quarterly Report on Form 10-Q, and are incorporated by reference herein.

S-1 Effectiveness

On March 14, 2025, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s registration statement on Form S-1 (File No. 333-284062), as amended (the “Registration Statement”), in connection with a proposed firm commitment underwritten public offering (the “Offering”) of 3,333,334 units (the “Units”), with each Unit consisting of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price equal to 125% of the public offering price per Unit. The proposed public offering price per Unit is between $4.00 and $5.00. As of the date of this quarterly report, the Company has not priced the Units, and the Offering has not been consummated.

The Company has also received approval from the NYSE American LLC (“NYSE American”) to list its common stock and the Warrants under the symbols “HLEO” and “HLEO WS,” respectively, subject to the pricing of the Units and the closing of the Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report, including (without limitation) statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.

These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the impact of pending legal proceedings, adequate liquidity levels, dividends, share repurchases or other capital deployment initiatives and/or statements preceded by, followed by or that include the words “believe,” “will,” “will be,” “will continue,” “will likely result,” “may,” “predicts,” “so we can,” “when,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “aim,” “could,” “plans,” “seeks” and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed in the “Risk Factors” section in our registration statement on Form S-1, as amended (File No. 333-284062) (the “S-1 Registration Statement”) declared effective by the Securities and exchange Commission (the “Commission”) and in our other filings with the Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

●	Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

●	Our success depends heavily on our executive officers, senior management team and highly trained employees, and difficulty hiring similar employees, or ineffective succession planning, could adversely affect our business.

●	Competition could cause downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

●	Competition may be better capitalized, have more industry or management experience, or may be more innovative or agile than we are.

●	Our competitors may develop technologies and products that are more effective than those we develop or that render our technology and products obsolete or noncompetitive, or our products could become unmarketable if new industry standards emerge.

●	Our projections of future financial results are based on a number of assumptions by our management, some or all of which may prove to be incorrect, and actual results may differ materially and adversely from such projections.

●	The market for our products and services has not been accurately established and may not reach the potential that we expect, or it may develop more slowly than we expect.

●	We will incur significant expenses and capital expenditures in the future to execute our business plan and we may be unable to adequately control our expenses.

●	We may in the future invest significant resources in developing new products, services and technologies in pursuit of applications and revenue opportunities that may never materialize.

●	Our ability to grow our business depends on our ability to develop new products, and services, in order to satisfy changing customer demands, and respond to changing industry cycles in a timely and cost-effective manner;

●	Our business may be adversely affected by changes in budgetary priorities of the U.S. Government particularly given the uncertainty of change in Executive and Congressional leadership.

●	Technology failures or cyber security breaches or other unauthorized access to our information technology systems or sensitive or proprietary information could have an adverse effect on the Company’s business and operations.

●	Federal contracting is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks and false claims, and any non-compliance could subject us to fines and penalties.

●	Our inability to secure additional U.S. government contracts and funding may adversely affect our business, financial condition and results of operations.

●	The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse impact on our business, financial condition, results of operations and cash flows.

●	Prices for shares of our common stock are currently quoted on the OTC Marketplace and our common stock has historically experienced limited trading.

●	Our stock price may be volatile and purchasers of our common stock could incur substantial losses.

●	We do not expect to pay dividends in the foreseeable future, and you must rely on price appreciation of your shares of common stock for return on your investment.

●	Our Company’s founders, directors and executive officers own or control a majority of the Company.

●	Our operating results may continue to be adversely affected as a result of unfavorable market, economic, social and political conditions.

The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described under “Risk Factors” in our S-1 Registration Statement. These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely affect our business and financial performance. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report or to conform such statements to actual results or revised expectations, except as required by law.

Overview of Operations

Heliospace, our wholly owned subsidiary, was incorporated on March 6, 2018 as a Delaware corporation. Heliospace is an aerospace company specializing in the design, engineering, assembly and test of space flight qualified hardware, providing systems engineering, modeling, analysis, integration and test services to customers in government, commercial, private and non-profit markets. Heliospace designs, fabricates, assembles and tests space qualified hardware. Examples of this product line included the radar antennas for the NASA Europa Clipper mission, the antennas for the SunRISE CubeSat constellation, and deployable systems and sensors for numerous lunar landers and the Mars Sample Return program. Heliospace also provides systems engineering, integration and test, and mission formulation services. Examples of this service include support for the design, testing, and launch of the James Webb Space Telescope, formulation and design of the Roman Space Telescope, Habworlds Observatory, Mars Sample Return, and the Atmospheric Observing System.

In January 2024, by way of a share exchange accounted for as a reverse acquisition, Web3 Corporation, a Florida corporation that was originally incorporated under the name Stirling Bridge Group, Inc. and was a specialized small business venture lender, acquired 100% of the stock of Heliospace, and changed its name from Web3 Corporation to Helio Corporation (the “Business Combination”). Heliospace was the accounting acquirer in the Business Combination and was determined to be the sole predecessor of Helio Corporation. Accordingly, this discussion and analysis, and the financial statements included elsewhere in this quarterly report, reflect the financial condition and results of operations of Helio Corporation and its sole consolidated subsidiary, Heliospace, after the Business Combination and of Heliospace prior to the Business Combination.

Trends, Events, and Uncertainties

Government budget uncertainty and proposed NASA cuts

A significant portion of our revenue is derived from contracts with the U.S. federal government, including through NASA, where our subsidiary Heliospace provides mission-critical components and engineering services for science and exploration missions. Accordingly, our financial condition and results of operations are influenced by trends in federal discretionary spending, particularly in space science and technology programs.

One key emerging trend is the proposed shift in federal budget priorities under the Trump administration. In April 2025, the administration released its draft budget proposal for fiscal year 2026, which recommends a significant reduction in overall discretionary spending, including an approximately 50% cut to NASA’s Science Mission Directorate. If enacted, this proposal would reduce funding for core science programs such as astrophysics, heliophysics, Earth science, and planetary science—areas directly aligned with Heliospace’s technical capabilities and historical contract activity.

Although this proposal remains subject to Congressional negotiation and approval, the magnitude of the proposed cuts and the administration’s stated intent to reprioritize government resources away from space science programs present a material uncertainty for our future growth. Any resulting reduction, delay, or cancellation of NASA programs could reduce the number of available contracts, increase competition for limited awards, and adversely impact our future revenue and profitability.

In addition, broader fiscal challenges at the federal level—such as the rising national debt, persistent budget deficits, and the risk of government shutdowns or extended continuing resolutions—could result in delays to contract funding or payments, reduced availability of new program opportunities, and increased uncertainty in long-term planning. These macroeconomic pressures may also negatively affect private sector customers that rely on or benefit from government-funded space and research initiatives.

As we execute our expansion plans, we have continued to increase the percentage of revenue from private and commercial sources, and are actively working to expand our offerings to defense agencies whose budgets remain a priority for the current administration and Congress. However, these plans are subject to risks and uncertainties, and there can be no assurance that they will succeed or fully offset the effects of any reduction in government spending. See “Risk Factors--We depend significantly on U.S. government contracts, particularly from NASA, which often are only partially funded, and heavily regulated and audited and subject to budgetary cutbacks and reprioritization. Any termination, delay, or reduction in funding, or adverse audit finding, could materially affect our business, financial condition, results of operations, and cash flows.”

Cybersecurity Risk and Ongoing Threat Landscape

As a government contractor and developer of advanced aerospace technology, we operate in a highly sensitive and data-driven environment. Cybersecurity risks—including ransomware attacks, data breaches, intellectual property theft, and attempted intrusions by nation-state actors—continue to increase in frequency and sophistication across our industry. Like many companies operating in the defense and aerospace sectors, we remain a potential target for both criminal and geopolitical cyber threats.

We have implemented security protocols, systems monitoring, and access controls to protect our infrastructure and proprietary information, including information related to our work with NASA and other government agencies. However, cybersecurity is an evolving threat landscape, and there can be no assurance that our efforts will prevent all attacks or unauthorized access. A successful breach could disrupt our operations, compromise confidential data, harm our reputation, result in regulatory investigations, or expose us to legal claims and financial losses.

We will continue to invest in cybersecurity tools, training, and third-party audits to strengthen our defenses, and we are evaluating compliance with emerging federal cybersecurity requirements. Nonetheless, future cybersecurity incidents could materially affect our business, financial condition, or results of operations.

Recent Developments

On March 14, 2025, the Securities and Exchange Commission (the “Commission”) declared effective our registration statement on Form S-1 (File No. 333-284062), as amended (the “Registration Statement”), in connection with a proposed firm commitment underwritten public offering (the “Offering”) of 3,333,334 units (the “Units”), with each Unit consisting of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price equal to 125% of the public offering price per Unit. The proposed public offering price per Unit is between $4.00 and $5.00.

As of the date of this quarterly report, the Company has not priced the Units, and the Offering has not been consummated. The timing, size, and terms of the Offering are subject to market conditions, and there can be no assurance as to whether or when the Offering may be completed, or as to the actual size or terms of the Offering. The Company intends to file a post-effective amendment to the Registration Statement as soon as practicable.

We have also received approval from the NYSE American LLC (“NYSE American”) to list our common stock and the Warrants under the symbols “HLEO” and “HLEO WS,” respectively, subject to the pricing of the Units and the closing of the Offering. While this approval has been granted, final admission is contingent upon meeting certain conditions, and no assurance can be given that such conditions will be satisfied. If we are unable to complete these conditions, we will not consummate the Offering.

The Company intends to use the net proceeds of the Offering, if consummated, to pay off certain promissory notes and the remainder for research and development, enhanced sales, marketing and business development activities, upgraded facilities and infrastructure, manufacturing improvements, general administrative and corporate purposes including enhancement to financial and contracts management capabilities and infrastructure and working capital. However, there can be no assurances that the offering will be consummated.

Results of Operations

Comparison of the three months ended January 31, 2025 to the three months ended January 31, 2024.

The following table provides certain selected financial information of Helio Corporation for the periods presented:

	Three Months Ended
	January 31,
	2025	2024	Change	%
Revenues	$1,427,576	$2,014,332	(586,756)	(29)%
Costs of revenue	1,016,848	1,227,274	(210,426)	(17)%
Operating expenses	1,276,134	1,019,261	256,873	25%
Operating income (loss)	(865,406)	(232,203)	(633,203)	273%
Interest expense, net	(53,736)	(9,523)	(44,213)	464%
Net income (loss)	$(919,142)	$(241,726)	(677,416)	n.m.

n.m. = not meaningful

Revenue

Revenue for the three months ended January 31, 2025 decreased by 29% to $1,427,576 from $2,014,332 in the three months ended January 31, 2024, reflecting a lower overall volume of work compared to the prior three months due to the ongoing reformulation of the NASA Mars Sample Return program, coupled with an overall downturn in NASA hardware contract awards and a delay in at least one commercial contract. For the three months ended January 31, 2025, we serviced eight customers, of which one was a direct government customer and one was a private foundation. There were four commercial and two non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer. For the three months ended January 31, 2024, we serviced 11 customers, of which one was a direct government customer, one was a private foundation, five were commercial customers and four were non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer.

Cost of revenue

The 17% decrease in cost of revenue for the three months ended January 31, 2025 to $1,016,848 from $1,227,274 for the three months ended January 31, 2024 mainly reflected the decreased business volume described above. As a percentage of revenue, cost of sales amounted to 71% and 61% in the three months ended January 31, 2025 and 2024, respectively. Cost of sales as a percentage of revenue increased by approximately 10% due to a lower proportion of services fees and a higher proportion of engineering labor and other direct costs. Margins on both engineering fees and other direct costs were lower than services fees, leading to lower margins overall and hence a higher cost of sales relative to revenue.

Operating Expenses

	Three Months Ended
	January 31,
	2025	2024	Change	%
Operating expenses
Professional fees	$178,738	$22,396	$156,342	698%
Facilities expense	187,381	146,917	40,464	28%
Depreciation	5,666	5,666	-	0%
Other general and administrative(1)	904,349	844,282	60,067	7%
Total	$1,276,134	$1,019,261	$256,873	25%

(1)	Including right of use asset amortization.

Overall operating expenses increased by $256,873, or 25%, to $1,276,134 for the three months ended January 31, 2025, as compared to $1,019,261 for the three months ended January 31, 2024, mainly driven by higher professional fees and other general and administrative expenses, reflecting higher labor costs, mainly in connection with the Business Combination and preparation for the Company’s currently proposed underwritten public offering, and increased business development costs in our efforts to broaden our customer base to include more commercial customers.

Other Expense

We have not recorded income tax expense or benefit in the three months ended January 31, 2025 and 2024, because of our tax loss carryforwards. We had approximately $2,373,000 of net operating loss carry forwards to offset future federal taxable income as of January 31, 2025.

We recorded $53,736 in interest expense in the three months ended January 31, 2025 compared to $9,523 in the three months ended January 31, 2024, reflecting our increased amount of average outstanding debt and increased rates of interest thereunder.

Net Loss

Our net loss for the three months ended January 31, 2025 was $919,142, compared to a net loss of $241,726 for the three months ended January 31, 2024. The change was due to the reasons discussed above.

Liquidity and Capital Resources

As of January 31, 2025, we had cash and cash equivalents of $99,792, a decrease of $451,760 from $551,552 as of October 31, 2024.

We have historically funded our working capital, research and development and capital expenditure requirements and other commitments (including debt service and repayment) from our operating cash flows, debt financing and, to a limited extent, issuances of equity. While we have historically experienced negative cash flows from operations (including due to the timing of working capital items), we believe that our cash resources, including our cash on hand and our operating cash flows, will be sufficient to meet our working capital and other requirements for the twelve-month period from the fiscal quarter ended January 31, 2025 and the next twelve months from the date of this Quarterly Report.

Over the longer term, even after giving effect to our proposed public offering, we expect that we will need to raise substantial additional capital to accomplish our business plan over the next several years. There can be no assurance that our public offering will be consummated or as to the availability, if any, or terms upon which any financing and capital might be available in the future.

The Company has unsecured notes to certain related parties with an aggregate outstanding principal balance of $602,877 as of January 31, 2025. The proceeds from these notes were used to meet working capital and cash flow management needs. The notes bear interest at between 6.5% and 11.25% per annum. As of January 31, 2025, the interest accrued on these notes is $12,783, and $420,000 of these notes mature within the current 2025 fiscal year, and the remaining $182,877 of these notes mature in the 2026 and 2027 fiscal years. All unpaid principal, accrued interest, and other amounts owing under the above notes are paid at maturity. Upon the occurrence and during the continuance of any default by the Company under any of the above notes, which default is not cured within fifteen (15) days following written notice of such default from the payee, the payee may declare the entire unpaid principal and unpaid interest immediately due and payable.

In fiscal year 2024, the Company incurred debt from unrelated parties under notes payable in the aggregate principal amount of $1,400,000. These notes bear interest between 9.75% and 12.00% and mature at various times during the year ending October 31, 2025. In fiscal year 2025, one additional note was added in the principal amount of $50,000. This note bears an interest rate of 9.75% and will mature on January 9, 2027. As of January 31, 2025, the interest accrued on these notes is $36,188. Certain of these notes were initially convertible, but all such convertible notes were amended to eliminate the conversion features in consideration of the issuance by us and/or the transfer by our Officers of shares of our common stock. See Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report. Interest on these notes is paid annually, quarterly, or at maturity, and principal on these notes is paid quarterly or at maturity. Upon the occurrence and during the continuance of any default by the Company under any of the above notes, which default is not cured within fifteen (15) days following written notice of such default from the payee, the payee may declare the entire unpaid principal and unpaid interest immediately due and payable. Certain of these notes are secured by our accounts receivable and by shares of our common stock pledged by Gregory Delory.

The Company incurred debt from unrelated parties under notes payable in the aggregate principal amount of $150,000, which consists of $50,000 during the three months ended January 31, 2025, and $100,000 during February 2025. These notes bear interest at 9.75% per annum and mature on January 9, 2027 and February 3, 2027. Interest and principal on these notes are payable at maturity. Upon the occurrence and during the continuance of any default by the Company under these notes, which default is not cured within fifteen (15) days following written notice of such default from the payee, the payee may declare the entire unpaid principal and unpaid interest immediately due and payable. As additional consideration for the notes, Gregory Delory agreed to transfer shares of our common stock from his personal holdings. In addition, certain owners have agreed to loan additional funds if needed.

Cash Flows

Comparison of the three months ended January 31, 2025 to the three months ended January 31, 2024.

For the three months ended January 31, 2025, net cash used in operating activities was $(501,760), compared to cash used in operating activities of $(28,613) for the three months ended January 31, 2024.

	Three months Ended January 31,
	2025	2024
Cash provided by (used in) operating activities	$(501,760)	$(28,613)
Cash provided by (used in) investing activities	$-	$-
Cash provided by (used in) financing activities	$50,000	$145,067
Cash on hand (end of period)	$99,792	$620,789

Our operating cash flow results were affected by the aging and timing of certain working capital items. In fiscal year 2025, our negative operating cash flow was attributed mainly to our net loss, as described above.

During the three months ended January 31, 2025, the Company reported $(501,760) of cash used in operating activities. The Company’s negative operating cash flow was attributed mainly to a net loss of $(919,142) and is partially offset by a decrease in accounts receivable of $236,569, and a decrease in work in process of $191,683.

During the three months ended January 31, 2024, the Company reported $(28,613) of cash used in operating activities. The Company’s negative operating cash flow was attributed mainly to a net loss of $(241,726), an increase in work in process of $122,872, a decrease in accounts payable and accrued expense of $345,101, a decrease in operating lease liability of $61,234 and partially offset by a decrease in accounts receivable of $376,286 and increase in accrued compensation of $275,983.

Cash Flows used in Investing Activities

During the three months ended January 31, 2025 and 2024, net cash used in investing activities was $0.

Cash Flows from/used in Financing Activities

During the three months ended January 31, 2025, net cash from financing activities was $50,000, mainly reflecting the incurrence of new debt discussed above.

During the three months ended January 31, 2024, net cash provided by financing activities was $145,067, which included $158,919 in net proceeds from a recapitalization.

Material Cash Commitments

The Company’s material future cash commitments, to be paid from cash flows from operations, are to repay its current debt obligations and payments under leases for its facilities. The Company does not have any material commitments for capital expenditures. The following table shows the material future commitments for the years ending October 31st:

	Leases	Debt	Total
Remainder of 2025	$494,835	$620,000	$1,114,835
2026	481,496	1,222,877	1,704,373
2027	162,072	160,000	322,072
2028	—	—	—
2029	—	—	—
Total	$1,138,403	$2,002,877	$3,141,280

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this quarterly report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

We believe our most critical accounting policies and estimates relate to the following:

●	Revenue Recognition

●	Work in Progress

●	Lease Accounting

Revenue Recognition

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

Revenues from cost-plus and time and materials contracts are recognized with each invoice. For fixed price contracts including purchase orders with specific priced milestone deliveries, revenue is recognized upon invoicing for each milestone completed. Revenue on fixed price contracts that are still in progress at month end are otherwise recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs for each contract. This method is used because management considers total costs to be the best available measure of progress on these contracts.

Work in Progress

Inventory consists of work in progress and consists of estimated revenue calculated on a percentage of completion based on direct labor and materials in relation to the total contract value. The Company does not maintain raw materials nor finished goods.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities — current, and operating lease liabilities — noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Leases with a lease term of 12 months or less at inception are not recorded on our balance sheet and are expensed on a straight-line basis over the lease term in our statement of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of January 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of January 31, 2025, due to the presence of material weaknesses in our internal control over financial reporting, as described below.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Although management has not yet completed a formal evaluation of the Company’s internal control over financial reporting, certain control deficiencies were identified that are significant enough to suggest the existence of material weaknesses, including:

●	Lack of Segregation of Duties. The Company did not maintain adequate segregation of duties within its finance and accounting function. This deficiency increases the risk that errors or fraudulent activity could occur and remain undetected in a timely manner.

●	Insufficient Accounting and Financial Reporting Expertise. The Company did not have a sufficient number of qualified personnel with the requisite knowledge of U.S. generally accepted accounting principles (GAAP) and SEC reporting requirements to ensure the timely and accurate preparation, review, and disclosure of financial statements.

Remediation Plan

We are actively working to remediate these material weaknesses. Planned remediation steps include hiring additional qualified accounting personnel and implementing more robust internal review and approval procedures. We will continue to monitor and assess the effectiveness of our remediation efforts in future periods.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently party to any legal proceedings, and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, or financial condition.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 9, 2025, the Company issued a promissory note in the principal amount of $50,000 to Frostbridge, LLC. The note bears simple interest at 9.75% per annum and matures 24 months from the date of issuance. As additional consideration for the loan, Greg Delory, the Company’s Chief Executive Officer and Chairman of the Board, agreed to transfer 5,000 shares of the Company’s common stock from his personal holdings to Frostbridge. These shares are restricted securities, subject to applicable holding periods and a minimum six-month lock-up period following the Company’s listing on the NYSE or Nasdaq. No underwriters were involved in the transaction. The issuance of the note was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), based on the investor’s status as an accredited investor, the private nature of the transaction, and the absence of general solicitation or advertising. The proceeds from the note were used for general corporate and working capital purposes.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Subsequent Events

The following subsequent events occurred after January 31, 2025, and prior to the filing of this Quarterly Report on Form 10-Q.

Amendment to Articles of Incorporation

On April 8, 2025, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Florida. The amendment authorizes the Company’s Board of Directors, by one or more resolutions and without shareholder approval (except as may be required by applicable law), to classify or reclassify any unissued shares of preferred stock into one or more classes or series and, with respect to each such class or series, to fix or alter the number of shares constituting such class or series and to establish or modify the designations, preferences, limitations, and relative rights thereof. Such rights may include, without limitation, dividend rights and rates, conversion rights, voting rights, terms and conditions of redemption (including sinking fund provisions, if any), and liquidation preferences, to the fullest extent permitted by the Florida Business Corporation Act.

The amendment was approved by the Board of Directors and by the holders of a majority of the Company’s outstanding voting stock by written consent in lieu of a special meeting of stockholders, in accordance with the Company’s bylaws and applicable Florida law.

A copy of the Certificate of Amendment is filed as an exhibit to this Quarterly Report and is incorporated herein by reference.

Issuance of Promissory Notes – Unaffiliated Parties

On February 3, 2025, the Company issued a promissory note in the principal amount of $100,000 to Sean Kelly, an accredited investor. The note bears simple interest at a rate of 9.75% per annum and matures 24 months from the date of issuance. As additional consideration for the loan, Gregory T. Delory, the Company’s Chief Executive Officer and Chairman of the Board, agreed to transfer 10,000 shares of the Company’s common stock to Mr. Kelly. The shares are restricted securities, subject to applicable holding periods and a minimum six-month lock-up period following any listing of the Company’s common stock on the NYSE or Nasdaq. Mr. Kelly has agreed to execute a lock-up agreement in connection with the share transfer. The noteholder is an unaffiliated third party.

Issuance of Promissory Notes – Related Parties

On February 3, 2025, the Company issued a promissory note in the principal amount of $185,000 to Paul S. Turin, the Company’s Chief Engineer and a member of the Board of Directors. The note bears interest at a rate of 9.75% per annum and matures on the third anniversary of the issuance date.

On February 14, 2025, the Company issued a promissory note in the principal amount of $200,000 to Gregory T. Delory, the Company’s Chief Executive Officer, President, and Chairman. The note bears interest at a rate of 9.75% per annum and matures on the third anniversary of the issuance date.

On April 16, 2025, the Company issued an unsecured promissory note in the principal amount of $150,000 to Indicia Capital, LLC. The note bears interest at a rate of 9.75% per annum and matures on the earlier of (i) 180 days from the date of issuance or (ii) the date the Company receives at least $1,000,000 in new financing. In connection with the issuance of the note, Mr. Delory transferred 15,000 shares of the Company’s common stock to Indicia Capital as additional consideration. James Byrd, who serves as a co-manager and holds a 50% membership interest in Indicia Capital, is deemed a promoter of the Company by virtue of having founded the Company in October 2022. Accordingly, the transaction is considered a related party transaction.

Amendments to Outstanding Promissory Notes

On April 25, 2025, the Company entered into amendments with the holders of three outstanding promissory notes to extend their maturity dates. The amended notes are as follows:

●	A $50,000 promissory note issued to M. David Shapiro, an accredited investor, on March 18, 2024. The note was previously amended on October 31, 2024 to remove the conversion feature and to extend the maturity date.

●	A $150,000 promissory note issued to Scott Nealey, an accredited investor, on March 12, 2024, originally scheduled to mature on March 12, 2025.

●	A $50,000 promissory note issued to James Byrd, a promoter of the Company, on March 18, 2024. The note was previously amended on October 31, 2024, to remove the conversion feature and extend the maturity date.

As a result of the foregoing amendments, the maturity date for each of these notes has been extended such that all principal and accrued interest will become due and payable upon the earlier of (i) the Company’s listing on a national securities exchange (NYSE or Nasdaq) or (ii) June 30, 2025. All other material terms of the notes, including interest rates and payment provisions, remain unchanged.

The promissory notes and related amendments described above have been filed or incorporated by reference as exhibits to this Quarterly Report on Form 10-Q, and are incorporated by reference herein.

S-1 Effectiveness

On March 14, 2025, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1 (File No. 333-284062), as amended, relating to a proposed firm commitment underwritten public offering of 3,333,334 units. Each unit consists of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price equal to 125% of the public offering price per unit. The proposed public offering price per unit is between $4.00 and $5.00.

As of the date of this report, the offering has not been priced or consummated. The Company intends to file a post-effective amendment to the Registration Statement as soon as practicable. The timing, size, and terms of the offering remain subject to market conditions and other factors outside the Company’s control. There can be no assurance as to whether or when the offering may be completed, or as to the final terms or proceeds.

NYSE American LLC has approved the listing of the Company’s common stock and warrants under the symbols “HLEO” and “HLEO WS,” respectively, subject to the pricing and closing of the offering. Final listing is contingent upon the satisfaction of certain conditions, and there can be no assurance that such conditions will be met or that the offering will be consummated. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Amendment to Articles of Incorporation of Helio Corporation, filed April 8, 2025
10.1	Promissory Note issued to Sean Kelly on February 3, 2025, in the principal amount of $100,000, bearing interest at 9.75% per annum (Incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-284062), filed on February 13, 2025)
10.2	Promissory Note issued to Paul S. Turin on February 3, 2025, in the principal amount of $185,000, bearing interest at 9.75% per annum
10.3	Promissory Note issued to Gregory T. Delory on February 14, 2025, in the principal amount of $200,000, bearing interest at 9.75% per annum
10.4	Promissory Note issued to Indicia Capital, LLC on April 16, 2025, in the principal amount of $150,000, bearing interest at 9.75% per annum
10.5	Note Amendment dated April 25, 2025, for Promissory Note issued to M. David Shapiro on March 18, 2024, as amended, in the principal amount of $50,000, bearing interest at 9.75% per annum
10.6	Note Amendment dated April 25, 2025, for Promissory Note issued to Scott Nealey on March 12, 2024, as amended, in the principal amount of $150,000, bearing interest at 9.75% per annum
10.7	Note Amendment dated April 25, 2025, for Promissory Note issued to James Byrd on March 18, 2024, in the principal amount of $50,000, bearing interest at 9.75% per annum
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIO CORPORATION

Date: May 5, 2025	By:	/s/ Gregory T. Delory
Gregory T. Delory
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 5, 2025	By:	/s/ Erick Frim
Erick Frim
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)