Form 10-Q
period 2025-04-30
Helio Corp /FL/
filed 2025-06-23
CIK 1953988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

As of June 23, 2025, there were 11,263,633 shares of the registrant’s common stock, no par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim condensed consolidated financial statements of Helio Corporation (referred to herein as the “Company,”) are included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

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

Helio Corporation

Financial Statements for the Three and Six Months Ended April 30, 2025

HELIO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2025	2024
	(unaudited)	(audited)
Assets
Current Assets:
Cash	$15,699	$551,552
Accounts receivable, net	1,008,853	1,390,202
Work in progress	168,681	343,218
Prepaid expenses and other current assets	13,102	-
Total Current Assets	1,206,335	2,284,972

Property and equipment, net	76,057	87,389
Security deposits	76,655	76,655
Right-of-use assets, net	759,339	959,377
Total Non-current Assets	912,051	1,123,421
TOTAL ASSETS	$2,118,386	$3,408,393

Liabilities and Shareholders’ Deficit

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$240,674	$140,439
Accrued compensation	772,280	805,405
Notes Payable - related parties	565,469	420,000
Notes payable	1,350,000	200,000
Operating lease obligations, current	368,532	503,124
Total Current Liabilities	3,296,955	2,068,968

Notes payable - related parties, less current portion	577,877	182,877
Notes payable, less current portion	150,000	1,150,000
Operating lease obligations	542,150	608,723
Total Non-current Liabilities	1,270,027	1,941,600
Total Liabilities	4,566,982	4,010,568

Commitments and contingencies (Note 8)

Shareholders’ Deficit
Common stock, no par value, 44,000,000 shares authorized; 11,263,633 shares issued and outstanding as of April 30, 2025 and October 31, 2024, respectively	427,615	339,861
Accumulated deficit	(2,876,211)	(942,036)
Total Shareholders’ Deficit	(2,448,596)	(602,175)
Total Liabilities and Shareholders’ Deficit	$2,118,386	$3,408,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2025	2024	2025	2024
Revenue:
Service fees	$835,656	$622,830	$1,595,362	$1,582,270
Engineering fees	94,524	299,201	249,353	549,870
Materials	242,080	735,820	755,121	1,540,043
Total Revenue	1,172,260	1,657,851	2,599,836	3,672,183
Costs of revenue	977,895	1,058,680	1,994,743	2,285,954
Gross profit	194,365	599,171	605,093	1,386,229

Operating expenses
General and administrative expenses	875,942	978,882	1,757,161	1,804,682
Facilities expense	170,803	210,808	358,184	357,725
Professional fees	44,081	124,506	222,819	146,901
Depreciation expense	5,666	5,666	11,332	11,332
Right of use amortization	18,482	11,091	41,612	29,573
Total Operating Expenses	1,114,974	1,330,953	2,391,108	2,350,213

Operating loss	(920,609)	(731,782)	(1,786,015)	(963,984)

Other expense:
Interest expense, net	(94,424)	(21,606)	(148,160)	(31,129)
Loss before income taxes	(1,015,033)	(753,388)	(1,934,175)	(995,113)
Provision for income taxes	-	-	-	-
Net loss	$(1,015,033)	$(753,388)	$(1,934,175)	$(995,113)

Basic and diluted net loss per share	$(0.09)	$(0.07)	$(0.17)	$(0.09)

Weighted average shares outstanding – basic and diluted	11,263,633	11,263,633	11,263,633	11,263,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2025 AND 2024

	No par-value
	Common Stock		Accumulated
	Shares	Amount	Deficit	Totals
Balances as of October 31, 2023 (as previously reported)	16,000,000	$33,256	$920,647	$953,903
Conversion of shares due to recapitalization*	(4,736,367)	81,818	-	81,818
Balances at October 31, 2023, effect of recapitalization	11,263,633	$115,074	$920,647	$1,035,721
Stock-based compensation	-	21,154	-	21,154
Net loss	-	-	(241,726)	(241,726)
Balances at January 31, 2024	11,263,633	$136,228	$678,921	$815,149
Stock-based compensation	-	61,767	-	61,767
Net loss	-	-	(753,388)	(753,388)
Balances at April 30, 2024	11,263,633	$197,995	$(74,467)	$123,528

Balances at October 31, 2024	11,263,633	$339,861	$(942,036)	$(602,175)
Stock-based compensation	-	46,497	-	46,497
Net loss	-	-	(919,142)	(919,142)
Balances at January 31, 2025	11,263,633	$386,358	$(1,861,178)	$(1,474,820)
Stock-based compensation	-	41,257	-	41,257
Net loss	-	-	(1,015,033)	(1,015,033)
Balances at April 30, 2025	11,263,633	$427,615	$(2,876,211)	$(2,448,596)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended April 30,
	2025	2024
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(1,934,175)	$(995,113)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation	11,332	11,332
Stock-based compensation	87,754	82,921
Right of use asset amortization	200,038	170,228
Changes in assets and liabilities
Accounts receivable	381,349	1,091,541
Prepaid expenses and other current assets	(13,102)	799
Work in progress	174,537	(455,085)
Accounts payable and accrued expenses	100,235	(352,396)
Accrued compensation	(33,125)	175,945
Operating lease obligations	(201,165)	(150,252)
Net cash (used in) operating activities	(1,226,322)	(420,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	150,000	-
Proceeds from notes payable - Related party	545,000	606,555
Repayment of notes payable - Related party	(4,531)	(13,852)
Recapitalization	-	81,818
Net cash provided by financing activities	690,469	674,521

NET (DECREASE) INCREASE IN CASH	(535,853)	254,441

CASH - BEGINNING OF PERIOD	551,552	504,335

CASH - END OF PERIOD	$15,699	$758,777

CASH PAID DURING THE PERIOD FOR:
Interest expense	$82,024	$2,157
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2025

(UNAUDITED)

NOTE 1: BUSINESS

Helio Corporation (the “Company” or “Helio”) is an aerospace technology, engineering, and research and development (R&D) holding company serving commercial, government, and non-profit organizations. Heliospace Corporation (“Heliospace”), the Company’s wholly-owned subsidiary, is an aerospace company specializing in the design, engineering, assembly and test of space flight qualified hardware, providing systems engineering, modeling, analysis, integration and test services for space missions.  Heliospace was incorporated on March 6, 2018 in Delaware. The Company’s products include aerospace related hardware, systems, and services for customers such as NASA, universities, and private space companies. The customer base ranges from NASA and foreign space agencies to private companies, foundations, universities, and non-profits.

Heliospace designs, fabricates, assembles and tests space qualified hardware, including radar antennas for the NASA Europa Clipper mission, antennas for the SunRISE CubeSat constellation, and deployable systems and sensors for numerous lunar landers and the Mars Sample Return program. Heliospace also provides systems engineering, integration and test, and mission formulation services, including support for the design, testing, and launch of the James Webb Space Telescope, formulation and design of the Roman Space Telescope, Habworlds Observatory, Mars Sample Return, and the Atmospheric Observing System.

Change-in-control Transaction

On October 3, 2022, Helio was incorporated in Florida, under the name Stirling Bridge Group, Inc. In October of 2023, the Company changed its name to Web3 Corporation. In January 2024, the Company acquired 100% of Heliospace’s common stock shares in exchange for 9,975,733 newly issued Common Stock Shares of the Company (the “Share Exchange”), and changed its name from Web3 Corporation to the Helio Corporation. The Company’s principal executive offices are located at 2448 Sixth Street, Berkeley, CA 94710. The transaction was accounted for as a recapitalization of Heliospace as Heliospace was deemed the accounting acquirer. The historical financial statements are that of Heliospace; therefore the pre-transaction financial statements are that of Heliospace. The transaction was effective on January 4, 2024 and combines the financial statements from the transaction date forward.

Liquidity

The Company has historically funded its working capital, research and development and capital expenditure requirements and other commitments (including debt service and repayment) from its operating cash flows, debt financing, and issuances of equity. The Company has historically experienced negative cash flows from operations and recurring net losses.

In May and June 2025, the Company entered an additional note payable agreement and a Receivables Sale Agreement to obtain additional funding (see Note 12). Additional financing or capital investment will be necessary to sustain operations for one year from the issuance of these condensed consolidated financial statements.

As part of management’s ongoing efforts to strengthen the Company’s financial position, the Company is pursuing a best-efforts registered offering of its securities between $3.0 million and $5.0 million. The offering would be conducted under an amendment of an existing, effective registration statement on Form S-1 previously filed with the U.S. Securities and Exchange Commission.  The Company expects to file a post-effective amendment (Form S-1/A) to update certain offering terms and disclosures.  The offering remains subject to market conditions and the successful negotiation of terms with prospective investors. There can be no assurance that the Company will proceed with the offering or that, if commenced, it will be completed on favorable terms or at all.

Concurrently, the Company is engaged in negotiations with two prospective lenders regarding potential bridge financing arrangements. These discussions are ongoing, and there can be no assurance that the Company will enter into definitive agreements or that any such financing will be completed on favorable terms or at all.

If completed, the Company expects to use the net proceeds from the registered offering and bridge financing to repay certain outstanding promissory notes and to support key operational initiatives. These include investments in research and development, expansion of sales, marketing, and business development activities, facility and infrastructure enhancements, manufacturing improvements, and other general corporate purposes, including working capital and upgrades to the Company’s financial and contract management systems.

The Company will need to raise substantial additional capital to accomplish its business plan for the foreseeable future. There can be no assurance as to the availability, if any, or terms upon which such financing and capital might be available in the future. As of April 30, 2025, the Company had cash and cash equivalents of $15,699, a decrease of $535,853 from $551,552 as of October 31, 2024.

The Company has outstanding unsecured notes to certain related parties with an aggregate outstanding principal balance of $1,143,346 as of April 30, 2025, the proceeds of which were used to meet working capital and cash flow management needs. The notes bear interest at between 6.5% and 11.25% per annum. $564,469 of these notes mature in the current 2025 fiscal year, and the remaining $577,877 mature in the 2026, 2027, or 2028 fiscal years.

As of April 30, 2025, the Company has outstanding debt from unrelated parties pursuant to notes payable in the aggregate principal amount of $1,500,000. These notes bear interest at 9.75% and 12.00% and mature within the next two fiscal years. Certain of these notes were initially convertible but were amended to eliminate the conversion features in consideration of the issuance by the Company and/or the transfer by certain shareholders of shares of the Company’s common stock (See Note 5). Interest on these notes either accrues or is paid quarterly or at maturity along with principal, as specifically described in the note. Upon the occurrence and during the continuance of any default by the Company under any of the above notes, which default is not cured within fifteen (15) days following written notice of such default from the payee, the payee may declare the entire unpaid principal and unpaid interest immediately due and payable. Certain of these notes are secured by the Company’s accounts receivable, and by shares of common stock pledged by one of the Company’s shareholders. In addition, certain of these notes become due, and the payees under certain of these notes have the right to accelerate their notes, upon the completion of an offering.

Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared under the going concern basis of accounting. These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to U.S. generally accepted accounting principles (“U.S. GAAP) and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented, under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The unaudited condensed consolidated financial statements include the accounts of Helio Corporation and its wholly-owned subsidiary Heliospace. The Company’s unaudited condensed consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending October 31, 2025. Certain information and note disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes prepared in accordance with U.S. GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements for the fiscal year ended October 31, 2024 included in the Company’s financial statements included in Form S-1/A filed with the SEC on March 7, 2025.

Reclassification

In the preparation of the unaudited condensed consolidated financial statements, the Company identified a $50,000 amount previously classified as Notes payable was more appropriately classified as Notes payable – related parties within the consolidated balance sheet as of October 31, 2024. Upon evaluation, the Company determined that the impact of this reclassification was immaterial to the consolidated financial statements taken as a whole. The reclassification is reflected within the October 31, 2024 balances presented in the accompanying unaudited condensed consolidated balance sheets, and was made to enhance comparability and transparency of the financial statements.

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three (3) months or less to be cash equivalents. The Company has no cash equivalents as of April 30, 2025 and October 31, 2024.

Cash accounts are insured at the Federal Deposit Insurance Corporation limits of $250,000 per bank. At times throughout the year, such bank balances may have exceeded the federally insured limit. As of April 30, 2025, there were no bank balances in excess of the federally insured limit.

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

Accounts Receivable, net

Accounts receivables are recorded at the amount the Company expects to collect on the balance outstanding at period-end. Management closely monitors outstanding balances during the year and allocates an allowance account if appropriate. The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables and contract assets. The Company considers historical collection rates, the current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, the Company believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments. Based on this analysis, the Company has determined that no allowance for credit losses is necessary for the current or prior reporting periods.

As of April 30, 2025 and October 31, 2024, there was no amount recorded relating to the allowance for credit losses. The Company writes off bad debts as they occur during the year, if applicable. Accounts receivable as of April 30, 2025 and October 31, 2024 was $1,008,853 and $1,390,202.

Property and Equipment, net

Property and equipment is stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in the unaudited condensed consolidated statements of operations during the period in which the disposal occurred. The Company computes depreciation utilizing estimated useful lives, as stated below:

Property and Equipment, net Categories	Estimated Useful Life
Furniture and equipment	10 Years

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of April 30, 2025 or October 31, 2024, respectively.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosure about fair value measurements.

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

Design service contracts deliver system engineering inputs including designs, analyses, test and verification plans, and mission formulation architectures on a continual basis over the course of a contract. Customer work is based on distinct identifiable contracts with clear performance obligations, objectives, and pricing. Service revenue contract types are either Time & Materials (T&M) or Purchase Order (PO) contracts. Time & Materials contracts meet performance obligations continuously and are billed with revenue recognized at each invoice. PO contracts are billed at fulfillment of a performance obligation based on the customer agreements, and thus revenue is recognized when earned.

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

Earnings (loss) Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of outstanding common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of April 30, 2025 and 2024, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	April 30,
	2025	2024
Stock options	1,422,307	1,422,307
Total common stock equivalents	1,422,307	1,422,307

Leases

The Company accounts for leases based on Accounting Standards Codification (ASC) Topic 842, Leases. Based on this standard, the Company determines if an agreement is a lease at inception. Operating leases are included in right-of-use asset, current operating lease obligations, and operating lease obligations, in the Company’s unaudited condensed consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term debt, net and long-term debt, less current portion, and debt issuance costs in the Company’s unaudited condensed consolidated balance sheets.

As permitted under ASU 2016-02 Leases (Topic 842) the Company has made an accounting policy election not to apply the recognition provisions of ASU 2016-02 to short term leases (leases with a lease term 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term.

Research and Development

Research and development costs are expensed as incurred. These costs include, but are not limited to, employee related expenses, including salaries, benefits and stock-based compensation of research and development personnel, supplies; facilities, depreciation and other expenses, which include direct and allocated expenses for rent, utilities and insurance.

Stock based-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718, Stock Compensation. The computation of the expense associated with stock-based compensation requires the use of a valuation model. The Company currently obtains valuation reports according to FASB ASC Topic 718 — Stock Compensation (“ASC 718”). Equity-based compensation consists solely of stock option awards, including Incentivized Stock Options (ISOs) and Non-Qualified Stock Options (NSOs), whose exercise prices are determined by the 409A valuation reports. Compensation expense is recognized ratably over the vesting period as the employee provides services. See Note 6 – Stock Options for additional information.

Benefit Plan

The Company offers a 401(k) plan. Employees are eligible to participate in the plan on the first day of the month following the date of hire. Employees may defer up to $23,500 for 2025 and $23,000 for 2024. The Company is required to contribute on behalf of each eligible participating employee. The Company will match 100% of the participants deferral not to exceed 4% of employee compensation. Employees will share in the matching contribution regardless of the amount of service completed during the plan year. Employees will become 100% vested in the employer matching contributions after six years of service. In the three and six months ended April 30, 2025, benefit contributions were $49,895 and $92,546, respectively. In the three and six months ended April 30, 2024, benefit contributions were $43,285 and $91,304, respectively.

Subsequent Events

The Company evaluates events and transactions that occur after the condensed consolidated balance sheet date through the date the unaudited condensed consolidated financial statements are issued or available for issuance, to determine whether they should be recognized or disclosed in the unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires a public entity to disclose significant segment expenses and other segment items on an interim and annual basis. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU in the previous quarter ended January 31, 2025. The adoption of this ASU had no effect on the Company’s results of operations. See Note 11 for the required disclosures associated with this update.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3: PROPERTY AND EQUIPMENT

The major classifications of property and equipment are summarized as follows:

	April 30, 2025	October 31, 2024
Property and equipment	$465,091	$465,091
Less accumulated depreciation	(389,034)	(377,702)
Property and equipment, net	$76,057	$87,389

Depreciation expense for each of the three months ended April 30, 2025 and 2024 was $5,666. Depreciation expense for each of the six months ended April 30, 2025 and 2024 was $11,332.

NOTE 4: NOTES PAYABLE – RELATED PARTIES

Between April 2022 and February 2025, certain related parties, including the Company’s Chief Executive Officer and Director and its Chief Engineer and Director, made various loans to the Company. The balance at April 30, 2025 and October 31, 2024 was $1,143,346 and $602,877, respectively. The loans’ terms are between 5 and 36 months and are classified as current and non-current liabilities on the unaudited condensed consolidated balance sheets with 6.50% to 11.25% interest per annum. All unpaid principal, accrued interest, and other amounts owing under the above notes are paid at maturity. These notes are collateralized with the Company receivables and other assets.

Included within the notes payable – related parties balance is a convertible note agreement entered on March 18, 2024 for $50,000. The convertible note was scheduled to mature on March 18, 2026 and carries an interest rate of 9.75% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at $2.00 per share. On October 31, 2024, the Company amended the agreement with the holder of the note to change its maturity to the earlier of the date that the Company lists its securities on a national stock exchange or March 31, 2025 and eliminated the conversion feature of the note. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $2,438, which was accrued on the unaudited condensed consolidated balance sheet as of April 30, 2025 within the Accounts payable and accrued expenses line item. On April 25, 2025, the Company executed an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. The terms of the amended note were not substantially different than the original and therefore did not result in an extinguishment of the original note.

On April 16, 2025, the Company issued an unsecured promissory note in the principal amount of $150,000 to Indicia Capital, LLC. The note bears interest at a rate of 9.75% per annum and matures on the earlier of (i) 180 days from the date of issuance or (ii) the date the Company receives at least $1,000,000 in new financing. In connection with the issuance of the note, the Chief Executive Officer and Director transferred 15,000 shares of the Company’s common stock to Indicia Capital as additional consideration to enter the loan. James Byrd, who serves as a co-manager and holds a 50% membership interest in Indicia Capital, was the original organizer of the Company by virtue of having founded the Company in October 2022. Accordingly, the transaction is considered a related party transaction. The loan incurred interest expense of $561 for the three and six months ended April 30, 2025. Accrued interest as of April 30, 2025 is $561, which was accrued on the unaudited condensed consolidated balance sheet as of April 30, 2025 within the Accounts payable and accrued expenses line item.

	April 30, 2025	October 31, 2024
Notes payable – related parties, current portion	$565,469	$420,000
Notes payable – related parties, non-current portion	577,877	182,877
Total notes payable – related parties	$1,143,346	$602,877

The aggregate maturity on the notes payable – related parties as of April 30, 2025, are as follows:

2025	$565,469
2026	82,877
2027	110,000
2028	385,000
1,143,346
Less current portion	(565,469)
Notes payable – related parties, non-current portion	$577,877

NOTE 5: NOTES PAYABLE

On June 20, 2024, the Company executed a convertible note payable agreement for $450,000 with a venture capital fund. The convertible note matures on June 20, 2026 and carries an interest rate of 9.75% per annum. The principal and prior accrued interest of the note were convertible into shares of the Company’s common stock at $2.00 per share. On October 7, 2024, $50,000 of the note payable was assigned to an unrelated holder. On October 31, 2024, the Company amended the agreement with the holder of the $50,000 note to change its maturity to the earlier of the Company listing on a national stock exchange or March 31, 2025 and eliminated the conversion feature of the note. On October 17, 2024, the Company amended the agreement with the holder of the $400,000 note, which eliminated the conversion feature and advanced the date of the loan to November 5, 2025. Interest on the notes is paid quarterly or accrues and is to be repaid at maturity along with principal, as specifically described in the notes. The Company accounted for the amendment as an extinguishment of debt and recorded a loss of $8,100 on the consolidated statements of operations for the year ended October 31, 2024. The loan incurred interest expense of $9,750 and $19,500 for the three and six months ended April 30, 2025, respectively. Accrued interest as of April 30, 2025 is $3,250, which was accrued on the unaudited condensed consolidated balance sheets as of April 30, 2025 within the Accounts payable and accrued expenses line item. On April 25, 2025, the Company executed a loan amendment for an extension of the maturity date of the $50,000 portion of the note payable until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. The terms of the amended note were not substantially different than the original and therefore did not result in an extinguishment of the original note.

On July 31, 2024, the Company issued a convertible note payable agreement for $250,000. The convertible note matures on April 30, 2025 and carries an interest rate of 13% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at a price per share equal to a 30% discount per share of the final per-share price of a planned public offering. Subsequent to the issuance of the convertible note the Company amended the agreement with the holder which eliminated the conversion feature, changed the interest rate to 9.75% per annum, increased the principal of the note to $500,000, and extended the maturity date of the loan to November 5, 2025. Interest on the note either is paid quarterly or accrues and is paid at maturity along with principal, as specifically described in the note. Due to the elimination of the conversion feature the Company accounted for the amendment as a significant change resulting in an extinguishment of debt and recorded a loss of $15,750 on the consolidated statements of operations for the year ended October 31, 2024. The loan incurred interest expense of $12,188 and $24,376 for the three and six months ended April 30, 2025, respectively. Accrued interest as of April 30, 2025 is $4,062, which was accrued on the unaudited condensed consolidated balance sheet as of April 30, 2025 within the Accounts payable and accrued expenses line item.

On July 31, 2024, the Company executed a convertible note payable agreement for $250,000. The convertible note matures on May 1, 2025 and carries an interest rate of 13% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at $2.00 per share. Subsequent to the issuance of the convertible note the Company amended the agreement with the holder which eliminated the conversion feature, changed the interest rate to 9.75% per annum, and extended the maturity date of the loan to November 5, 2025. Interest on the note either accrues or is paid quarterly or at maturity along with principal, as specifically described in the note. The Company accounted for the amendment as an extinguishment of debt and recorded a loss of $4,500 on the consolidated statements of operations for the year ended October 31, 2024. The loan incurred interest expense of $6,094 and $12,188 for the three and six months ended April 30, 2025, respectively. Accrued interest as of April 30, 2025 is $2,031, which was accrued on the unaudited condensed consolidated balance sheet as of April 30, 2025 within the Accounts payable and accrued expenses line item.

On March 12, 2024, the Company executed a note payable agreement for $150,000. The note originally matured on March 12, 2025 and carries an interest rate of 12% per annum. On April 25, 2025, the Company executed an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $4,500 and $9,000 for the three and six months ended April 30, 2025. Accrued interest as of April 30, 2025 is $9,000, which was accrued on the unaudited condensed consolidated balance sheet as of April 30, 2025 within the Accounts payable and accrued expenses line item.

On January 9, 2025, the Company executed a note payable agreement for $50,000. The note matures on January 9, 2027 and carries an interest rate of 9.75% per annum. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $1,219 and $2,438 for the three and six months ended April 30, 2025, respectively. Accrued interest as of April 30, 2025 is $2,438, which was accrued on the unaudited condensed consolidated balance sheet as of April 30, 2025 within the Accounts payable and accrued expenses line item.

On February 3, 2025, the Company executed a note payable agreement for $100,000. The note matures on February 9, 2027 and carries an interest rate of 9.75% per annum. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $2,438 for the three and six months ended April 30, 2025. Accrued interest as of April 30, 2025 is $2,438, which was accrued on the unaudited condensed consolidated balance sheet as of April 30, 2025 within the Accounts payable and accrued expenses line item.

	April 30, 2025	October 31, 2024
Notes payable, current	$1,350,000	$200,000
Notes payable, less current portion	150,000	1,150,000
Total notes payable	$1,500,000	$1,350,000

The aggregate maturity on the notes payable as of April 30, 2025, are as follows:

2025	$1,350,000
2026	—
2027	150,000
1,500,000
Less current portion	(1,350,000)
Notes payable, non-current portion	$150,000

NOTE 6: STOCK OPTIONS

The 2018 Equity Incentive Plan was approved by the Board of Directors on July 1, 2018 and the Company amended the equity plan on December 17, 2023. In conjunction with the recapitalization and effective January 3, 2024, the Company adopted the Heliospace 2018 Equity Plan as the Company’s Plan (“Equity Plan”). The Equity Plan limits the shares of common stock authorized to be awarded as stock awards to 2,382,352 shares as of April 30, 2025 and October 31, 2024, respectively. Employees are provided stock options vesting over a period of four years with a one-year cliff. After one year, 25% of the award size vests followed by 1/48th of the award size for each month thereafter. On a case-by-case basis, options have been granted outright with no vest period.

Due to the change-in-control transaction described in Note 1, there was a recapitalization for which the Company’s stock options were adjusted for the new capital structure. The Company adjusted each of the granted options at 0.612 factor.

During the three months ended April 30, 2025 and 2024, there were no stock options granted. During the six months ended April 30, 2025 and 2024, there were zero and 239,990 stock options granted, respectively.

The grant date fair value was calculated using the Black-Scholes option pricing model using the following weighted average inputs:

Risk free interest rate	3.90%	-	3.90%
Expected term (years)	6.01	-	9.95
Expected volatility	65.79%	-	68.51%
Expected dividends	0.00%	-	0.00%

	Number of Shares	Weighted Average Shares ($)	Weighted Average (Years)	Intrinsic Value

Balance as of October 31, 2023	2,004,135	$0.08	7.56	$140,289.45
Recapitalization of options	(777,241)	-	-	-
Issued	239,990	0.15	4.15	1,163,951
Canceled	-	-	-	-
Exercised	-	-	-	-
Balance as of January 31, 2024	1,466,884	$0.09	4.15	$7,200,270
Issued	-	-	-	-
Canceled	(44,577)	-	-	(219,319)
Exercised	-			-
Balance as of April 30, 2024	1,422,307	$0.09	7.52	$6,980,951

Balance as of October 31, 2024	1,422,307	0.09	7.02	6,980,951
Issued	-	-	-	-
Canceled	-	-	-	-
Exercised	-	-	-	-
Balance as of January 31, 2025	1,422,307	$0.09	7.02	$6,980,951
Issued	-	-	-	-
Canceled	-	-	-	-
Exercised	-	-	-	-
Balance as of April 30, 2025	1,422,307	$0.09	6.52	$6,980,951

Stock-based compensation from stock awards for the three months ended April 30, 2025 and 2024 was $41,257 and $61,767, respectively. Stock-based compensation from stock awards for the six months ended April 30, 2025 and 2024 was $87,754 and $82,921, respectively. As of April 30, 2025 and 2024, there remained $184,729 and $378,771 of unrecognized stock-based compensation from stock option awards, respectively. As of April 30, 2025, there were 1,195,268 shares of common stock related to stock option grants that were vested and 227,039 stock option grants that were unvested. As of April 30, 2024, there were 995,325 shares of common stock related to stock option grants that were vested and 426,982 stock option grants that were unvested.

The fair value of the stock was determined using observable inputs (level 2 fair value measurement) with a market approach technique. The main input for the common stock fair value was the price of the Company’s common stock as of the date of the grant.

NOTE 7: LEASES

The Company leases its office and manufacturing facility both classified as operating leases. The Company recognized right of use assets and lease liabilities pursuant to these leases. Leases with an initial term of 12 months or less or leases that are immaterial are not included on the unaudited condensed consolidated balance sheets. The lease liability was calculated at the commencement date of each lease by discounting the future payments using the Company’s incremental borrowing rate of 10%.

In addition, the Company is a lessee under four leases with an initial term of 12 months or less. These leases combine for approximately $17,000 and $31,500 of lease expense for the three months ending April 30, 2025 and 2024, respectively.

The lease for the manufacturing facility commenced on June 1, 2022 and has a term of five years. For the first year the monthly lease payments were $36,000. The monthly lease payments are subject to an annual increase of 3%.

The office lease commenced on September 1, 2023 and has a term of two years. The rent is fixed at $3,909 for the term of the lease.

Future minimum lease payments required under operating leases on an undiscounted cash flow basis as of April 30, 2025 were as follows:

2025	$368,532
2026	520,834
2027	162,072
Total future minimum lease payments	$1,051,438
Less imputed interest	(140,756)
Total operating lease liability	$910,682

The Company recognized rent expense pursuant to these leases on the straight-line basis in accordance with the guidance in ASC 842. The Company recognized rent expense of $100,019 for the three months ended April 30, 2025 and 2024, and $200,038 for the six months ended April 30, 2025 and 2024, related to these leases, which is included within facilities expense on the unaudited condensed consolidated statements of operations.

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

NOTE 9: INCOME TAXES

There was no income tax expense reflected in the results of operations for the quarters ended April 30, 2025 and 2024, because the Company carried forward net losses for tax purposes.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the quarters ended April 30, 2025 and 2024:

	April 30,	April 30,
	2025	2024
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	7.29%	6.97%
Change in valuation allowance	(29.20)%	(27.94)%
Other	0.92%	(0.03)%
Totals	0.00%	0.00%

Deferred tax assets as of April 30, 2025 and October 31, 2024 consist of the following components:

	April 30, 2025	October 31, 2024
Deferred tax assets	$-	$-
Net operating loss carryforwards	912,185	421,921
Capitalized research and development costs	103,757	100,146
Stock based compensation	79,527	54,970
ROU Liabilities	254,809	-
Other	210	210
Total deferred tax asset	$1,350,488	$577,246
Valuation allowance	(1,124,083)	(560,134)
Deferred tax assets, net	$226,405	$17,113
Deferred tax liabilities
ROU Assets	(212,463)	-
Depreciation	(13,942)	(17,113)
Net deferred tax assets	$-	$-

The Company has net operating loss carry forwards available to offset future taxable income. Current tax laws limit the Company’s ability to utilize these carryforwards. Because the Company’s realization of the deferred tax assets is not certain, the Company fully offset the deferred tax assets resulting from these carryforwards with a valuation allowance. The Company has approximately $3,224,804 of federal and state net operating loss carrying forwards to offset future federal taxable income as of April 30, 2025. The Company has not recorded income tax expense or benefit in the three months ended April 30, 2025 and 2024 (because of its tax loss carryforwards).

The NOL carry forward is subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards and research credit carryforwards to offset taxable income and tax, respectively, may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of April 30, 2025. The annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company recognizes uncertain tax positions taken when filing its tax returns if it is more likely than not that the tax authorities will not uphold the position based on current tax law. As of April 30, 2025, the Company has not identified any uncertain tax positions.

NOTE 10: CLIENT CONCENTRATIONS

Three customers accounted for 73% of the Company’s outstanding receivables on April 30, 2025 and four customers accounted for 90% of the Company’s outstanding receivables on October 31, 2024. The table below summarizes the accounts receivable concentrations by customer as of April 30, 2025, and October 31, 2024:

	Accounts Receivable Concentration
	April 30,	October 31
Company	2025	2024
A	21%	21%
B	27%	23%
C	25%	20%
D	0%	27%
	73%	90%

For the three months ended April 30, 2025 and 2024, the Company’s revenue was concentrated amongst nine and thirteen customers, respectively. For the three months ended April 30, 2025, 57% of all revenue was obtained from government sources either as a direct contractor or subcontractor, with the remaining 43% of revenue from private customers. For the three months ended April 30, 2024, 96% of all revenue was obtained from government sources either as a direct contractor or subcontractor, with the remaining 4% of revenue from private customers.

For the six months ended April 30, 2025 and 2024, the Company revenue was concentrated amongst eleven and fifteen customers, respectively. For the six months ended April 30, 2025, 60% of all revenue was obtained from government sources either as a direct contractor or subcontractor, with the remaining 40% of revenue from private customers. For the six months ended April 30, 2024, 97% of all revenue was obtained from government sources either as a direct contractor or subcontractor, with the remaining 3% of revenue from private customers.

NOTE 11: SEGMENT INFORMATION

The Company conducts its business activities and reports financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Chief Operating Decision Maker (“CODM”) evaluates performance and makes resource and operating decisions for the business. The Company’s CODM is the Chief Executive Officer. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations. The CODM uses net loss, as reported on the Consolidated Statements of Operations, in evaluating the performance of the Company and determining how to allocate resources of the Company as a whole. As the CODM evaluates performance on a consolidated basis, all required financial segment information is included in the condensed consolidated financial statements.

NOTE 12: SUBSEQUENT EVENTS

In preparing these unaudited condensed consolidated financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. Such events or transactions are described below as of the date these unaudited condensed consolidated financial statements were issued.

The following subsequent events occurred after April 30, 2025, and prior to the filing of this Quarterly Report on Form 10-Q.

Post-Effective Amendment to Registration Statement on Form S-1

On May 13, 2025, the Company filed post-effective amendment 1 to its registration statement on Form S-1 (File No. 333-284062), which the SEC accepted on May 27, 2025 , in connection with a proposed firm commitment underwritten public offering of 3,333,334 units (the “Units”), with each Unit consisting of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price equal to 125% of the public offering price per Unit. The proposed public offering price per Unit is between $4.00 and $5.00.

As of the date of this quarterly report, the Company has not priced the Units, and the Offering has not commenced. The timing, size, and terms of the Offering are subject to market conditions, and there can be no assurance as to whether or when the Offering may be completed, or as to the actual size or terms of the Offering.

Note Payable

In May, 2025, the Company obtained a short-term loan, which totaled $ 250,000 , from a single lender to fund operations. This loan included origination fees totaling $ 7,500 for net proceeds of $ 242,500 . The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 52 weeks. The Company is expected to repay an aggregate of $ 311,000 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates.

Receivables Sale Agreement

On June 8, 2025, the Company entered into a Receivables Sale Agreement pursuant to which the Company sold receivables totaling $192,000 to a third party for $150,000 from which fees of $2,000 were deducted for net proceeds of $148,000. The purchasers right to receive remittances under this agreement is contingent upon the Company’s receipt of the receivables. The expected repayment is approximately $3,700.00 based on $3.27% of the Company estimated sales revenue. The estimated term is 1 year. The agreement is guaranteed by certain officers and directors of the Company.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the impact of pending legal proceedings, adequate liquidity levels, dividends, share repurchases or other capital deployment initiatives and/or statements preceded by, followed by or that include the words “believe,” “will,” “will be,” “will continue,” “will likely result,” “may,” “predicts,” “so we can,” “when,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “aim,” “could,” “plans,” “seeks” and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed in the “Risk Factors” section in our registration statement on Form S-1, as amended (File No. 333-284062) (the “S-1 Registration Statement”) could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

●	Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

●	Our success depends heavily on our executive officers, senior management team and highly trained employees; difficulty hiring officers and employees of equal competency or ineffective succession planning, could adversely affect our business.

●	Competition could cause downward pressure on prices, fewer customer orders, reduced margins, inability to take advantage of new business opportunities, and the loss of market share.

●	Our competitors may be better capitalized, have greater revenues, and have more industry or management experience.

●	Our competitors may develop technologies and products that are more effective than those we develop or that render our technology and products obsolete or noncompetitive.

●	Our projections of future financial results are based on a number of assumptions by our management, some or all of which may prove to be incorrect, and actual results may differ materially and adversely from such projections.

●	Our estimated and projected market for our products and services may be inaccurate and may not reach our expected potential. .

●	We will incur significant expenses and capital expenditures to execute our business plan; there are no assurances that we will obtain adequate financing to meet these expenditures.

●	We may invest significant resources in developing new products, services and technologies in pursuit of applications and revenue opportunities that may never materialize.

●	Our ability to grow our business depends on our ability to develop new products, and services to satisfy changing customer demands and respond to changing industry cycles in a timely and cost-effective manner.

●	Our business may be adversely affected by changes in budgetary priorities of the U.S. Government.

●	Technology failures or cyber security breaches or other unauthorized access to our information technology systems or sensitive or proprietary information could have an adverse effect on the Company’s business and operations.

●	Federal contracting is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks and false claims, and non-compliance could subject us to fines and penalties.

●	Our inability to secure additional U.S. government contracts and funding may adversely affect our business, financial condition and results of operations.

●	The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse impact on our business, financial condition, results of operations and cash flows.

●	Our common stock has historically experienced limited trading and you may have difficulty liquidating your shares.

●	Our stock price may be volatile and purchasers of our common stock could incur substantial losses.

●	We do not expect to pay dividends in the foreseeable future, and you must rely on price appreciation of your shares of common stock for return on your investment.

●	Our Company’s founders, directors and executive officers own or control a majority of the Company and you will have little or no management control over our business or corporate mattes.

●	Our operating results may continue to be adversely affected as a result of unfavorable market, economic, social and political conditions.

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

Overview of Operations

Heliospace, our wholly owned subsidiary, is an aerospace company specializing in the design, engineering, assembly and test of space flight qualified hardware, providing systems engineering, modeling, analysis, integration and test services to customers in government, commercial, private and non-profit markets. Heliospace designs, fabricates, assembles and tests space qualified hardware, including radar antennas for the NASA Europa Clipper mission, the antennas for the SunRISE CubeSat constellation, and deployable systems and sensors for numerous lunar landers and the Mars Sample Return program. Heliospace also provides systems engineering, integration and test, and mission formulation services, including support for the design, testing, and launch of the James Webb Space Telescope, formulation and design of the Roman Space Telescope, Habworlds Observatory, Mars Sample Return, and the Atmospheric Observing System.

In January 2024, via a share exchange accounted for as a reverse acquisition, Web3 Corporation, a Florida corporation that was originally incorporated under the name Stirling Bridge Group, Inc. and was a specialized small business venture lender, acquired 100% of the stock of Heliospace, and changed its name from Web3 Corporation to Helio Corporation (the “Business Combination”). Heliospace was the accounting acquirer in the Business Combination and was determined to be the sole predecessor of Helio Corporation. Accordingly, this discussion and analysis, and the financial statements included elsewhere in this quarterly report, reflect the financial condition and results of operations of Helio Corporation and its sole consolidated subsidiary, Heliospace, after the Business Combination and of Heliospace prior to the Business Combination.

Trends, Events, and Uncertainties

Government Budget Uncertainty and Proposed NASA Cuts

A significant portion of our revenue is derived from contracts with the U.S. federal government, including through NASA, where our subsidiary, Heliospace, provides mission-critical components and engineering services for science and exploration missions. Accordingly, our financial condition and results of operations are influenced by trends in federal discretionary spending, particularly in space science and technology programs.

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

Recent Developments

On May 13, 2025, we filed post-effective amendment 1 of our registration statement on Form S-1 (File No. 333-284062), which the SEC accepted on May 27th comment (the “Registration Statement”), in connection with a proposed firm commitment underwritten public offering (the “Offering”) of 3,333,334 units (the “Units”), each Unit of which consists of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price equal to 125% of the public offering price per Unit. The proposed public offering price per Unit is between $4.00 and $5.00.

As of the date of this quarterly report, the Company has not priced the Units, and the Offering has not commenced. The timing, size, and terms of the Offering are subject to market conditions, and there can be no assurance as to whether or when the Offering may be completed, or as to the actual size or terms of the Offering.

Results of Operations

Comparison of the Three Months Ended April 30, 2025 to the Three Months Ended April 30, 2024

The following table provides certain selected financial information of Helio Corporation for the periods presented:

	Three Months Ended
	April 30
	2025	2024	Change	%
Revenues	$1,172,260	$1,657,851	(485,591)	(29)%
Costs of revenue	977,895	1,058,680	(80,785)	(8)%
Operating expenses	1,114,974	1,330,953	(215,979)	(16)%
Operating income (loss)	(920,609)	(731,782)	188,827	26%
Interest expense, net	(94,424)	(21,606)	72,818	337%
Net income (loss)	$(1,015,033)	$(753,388)	261,645	35%

n.m = not meaningful

Revenue

Revenue for the three months ended April 30, 2025 decreased by 29% to $ 1,172,260 from $ 1,657,851 for the three months ended April 30, 2024, reflecting a lower overall volume of work compared to the prior three months due to the ongoing reformulation of the NASA Mars Sample Return program, coupled with an overall downturn in NASA hardware contract awards and a delay in at least one commercial contract. For the three months ended April 30, 2025, we serviced nine customers, one of which was a direct government customer, one was a private foundation, four were commercial customers and three were non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer. For the three months ended April 30, 2024, we serviced thirteen customers, of which two were direct government customers and seven were private foundations, and four were non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer.

Cost of Revenue

The 8% decrease in cost of revenue for the three months ended April 30, 2025 to $977,895 from $1,058,680 for the three months ended April 30, 2024 mainly reflected the decreased business volume described above. As a percentage of revenue, cost of sales amounted to 83% and 64% in the three months ended April 30, 2025 and 2024, respectively. Cost of sales as a percentage of revenue increased by approximately 19% due to a lower proportion of services fees and a higher proportion of engineering labor and other direct costs. Margins on both engineering fees and other direct costs were lower than services fees, leading to lower margins overall and hence a higher cost of sales relative to revenue.

Operating Expenses

	Three Months Ended
	April 30
	2025	2024	Change	%
Operating expenses
Professional fees	$44,081	$124,506	$(80,425)	(65)%
Facilities expense	170,803	210,808	(40,005)	(19)%
Depreciation	5,666	5,666	-	0%
Other general and administrative(1)	894,424	989,973	(95,549)	(10)%
Total	$1,114,974	$1,330,953	$(215,979)	(16)%

(1) Including right of use asset amortization.

Overall operating expenses decreased by $215,979, or 16%, to $1,114,974 for the three months ended April 30, 2025, as compared to $1,330,953 for the three months ended April 30, 2024, mainly driven by lower professional fees and other general and administrative expenses, mainly in connection with the reduction in professional fees as the Business Combination and preparation for the Company’s currently proposed underwritten public offering was completed, a decrease in labor costs, a decrease in insurance costs, and a decrease in R&D costs related to product costs.

Other Expense

We have not recorded income tax expense or benefit in the three months ended April 30, 2025 and 2024 (because of our tax loss carryforwards). We had approximately $3,224,804 of net operating loss carry forwards to offset future federal taxable income as of April 30, 2025.

The NOL carry forward is subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards and research credit carryforwards to offset taxable income and tax, respectively, may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of April 30, 2025. The annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

We recorded $94,424 in interest expense in the three months ended April 30, 2025 compared to $21,606 in the three months ended April 30, 2024, reflecting our increased amount of average outstanding debt and increased rates of interest thereunder.

Net Loss

Our net loss for the three months ended April 30, 2025 was $1,015,033, compared to a net loss of $753,388 for the three months ended April 30, 2024. The change was due to the reasons discussed above.

Comparison of the Six Months Ended April 30, 2025 to the Six Months Ended April 30, 2024

The following table provides certain selected financial information of Helio Corporation for the periods presented:

	Six Months Ended
	April 30
	2025	2024	Change	%
Revenues	$2,599,836	$3,672,183	(1,072,347)	(29)%
Costs of revenue	1,994,743	2,285,954	(291,211)	(13)%
Operating expenses	2,391,108	2,350,213	40,895	2%
Operating income (loss)	(1,786,015)	(963,984)	822,031	85%
Interest expense, net	(148,160)	(31,129)	117,031	376%
Net income (loss)	$(1,934,175)	$(995,113)	939,062	94%

n.m = not meaningful

Revenue

Revenue for the six months ended April 30, 2025 decreased by 29% to $2,599,836 from $3,672,183 for the six months ended April 30, 2024, reflecting a lower overall volume of work compared to the prior six months due to the ongoing reformulation of the NASA Mars Sample Return program, coupled with an overall downturn in NASA hardware contract awards and a delay in at least one commercial contract. For the six months ended April 30, 2025, we serviced eleven customers, of which two were direct government customers, one was a private foundation, five were commercial customers and three were non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer. For the six months ended April 30, 2024, we serviced fifteen customers, of which two were direct government customers, eight were private foundations, and five were non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer.

Cost of Revenue

The 13% decrease in cost of revenue for the six months ended April 30, 2025 to $1,994,743 from $2,285,954 for the three months ended April 30, 2024 mainly reflected the decreased business volume described above. As a percentage of revenue, cost of sales amounted to 77% and 62% in the six months ended April 30, 2025 and 2024, respectively. Cost of sales as a percentage of revenue increased by approximately 14% due to a lower proportion of services fees and a higher proportion of engineering labor and other direct costs. Margins on both engineering fees and other direct costs were lower than services fees, leading to lower margins overall and hence a higher cost of sales relative to revenue.

Operating Expenses

	Six Months Ended
	April 30
	2025	2024	Change	%
Operating expenses
Professional fees	$222,819	$146,901	$75,917	52%
Facilities expense	358,184	357,725	459	0%
Depreciation	11,332	11,332	1	0%
Other general and administrative(1)	1,798,773	1,834,255	(35,482)	(2)%
Total	$2,391,108	$2,350,213	$40,895	2%

(1)	Including right of use asset amortization.

Overall operating expenses increased by $40,895, or 2%, to $2,391,108 for the six months ended April 30, 2025, as compared to $2,350,213 for the six months ended April 30, 2024, mainly driven by higher professional fees, reflecting higher labor costs, mainly in connection with the Business Combination and preparation for the Company’s currently proposed underwritten public offering.

Other Expense

We have not recorded income tax expense or benefit in the six months ended April 30, 2025 and 2024, because of our tax loss carryforwards. We had approximately $3,224,804 of net operating loss carry forwards to offset future federal taxable income as of April 30, 2025.

We recorded $148,160 in interest expense in the six months ended April 30, 2025 compared to $31,129 in the six months ended April 30, 2024, reflecting our increased amount of average outstanding debt and increased rates of interest thereunder.

Net Loss

Our net loss for the six months ended April 30, 2025 was $1,934,175, compared to a net loss of $995,113 for the six months ended April 30, 2024. The change was due to the reasons discussed above.

Liquidity and Capital Resources

As of April 30, 2025, we had cash and cash equivalents of $15,699, representing a decrease of $535,853 from $551,552 as of October 31, 2024. The decrease primarily reflects our operating losses during the period, partially offset by proceeds from the issuance of promissory notes.

Capital Resources Outlook

In May and June 2025, the Company entered an additional note payable agreement and a Receivables Sale Agreement to obtain additional funding (see Note 12). Additional financing or capital investment will be necessary to sustain operations for one year from the issuance of these unaudited condensed consolidated financial statements.

As part of management’s ongoing efforts to strengthen the Company’s financial position, the Company is pursuing a best-efforts registered offering of its securities, with anticipated gross proceeds in the range of approximately $3.0 million to $5.0 million. The offering would be conducted under an amendment to an existing, effective registration statement on Form S-1 previously filed with the U.S. Securities and Exchange Commission.  The Company expects to file a post-effective amendment (Form S-1/A) to update certain offering terms and disclosures.  The offering remains subject to market conditions and the successful negotiation of terms with prospective investors. There can be no assurance that the Company will proceed with the offering or that, if commenced, it will be completed on favorable terms or at all.

Concurrently, the Company is engaged in negotiations with two prospective lenders regarding potential bridge financing arrangements. These discussions are ongoing, and there can be no assurance that the Company will enter into definitive agreements or that any such financing will be completed on favorable terms or at all.

If completed, the Company expects to use the net proceeds from the registered offering and bridge financing to repay certain outstanding promissory notes and to support key operational initiatives. These include investments in research and development, expansion of sales, marketing, and business development activities, facility and infrastructure enhancements, manufacturing improvements, and other general corporate purposes, including working capital and upgrades to the Company’s financial and contract management systems

Over the longer term, the Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. There can be no assurance as to the availability, if any, or terms upon which such financing and capital might be available in the future. Failure to obtain adequate capital could require us to delay, reduce, or curtail operations, limit strategic initiatives, or impact our ability to service existing obligations.

The Company has outstanding unsecured notes to certain related parties with an aggregate outstanding principal balance of $1,143,346 as of April 30, 2025. The proceeds from these notes were used to meet working capital and cash flow management needs. The notes bear interest at between 6.5% and 11.25% per annum. $564,469 of these notes mature in the current 2025 fiscal year, and the remaining $577,877 mature in the 2026, 2027, or 2028 fiscal year.

As of April 30, 2025, the Company has outstanding debt from unrelated parties under notes payable in the aggregate principal amount of $1,500,000. These notes bear interest at 9.75% and 12.00% and mature within the next two fiscal years. Certain of these notes were initially convertible but all such convertible notes were amended to eliminate the conversion features in consideration of the issuance by the Company and/or the transfer by certain shareholders of shares of the Company’s common stock. See Note 5. Interest on these notes either accrues or is paid quarterly or at maturity along with principal, as specifically described in the note. Upon the occurrence and during the continuance of any default by the Company under any of the above notes, which default is not cured within fifteen (15) days following written notice of such default from the payee, the payee may declare the entire unpaid principal and unpaid interest immediately due and payable. Certain of these notes are secured by the Company’s accounts receivable, and by shares of common stock pledged by one of the Company’s shareholders. In addition, certain of these notes become due, and the payees under certain of these notes have the right to accelerate their notes, upon the completion of an offering.

Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements, which is not alleviated by management’s plans. The unaudited condensed consolidated financial statements have been prepared under the going concern basis of accounting. These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Cash Flows

Comparison of the Six Months Ended April 30, 2025 to the Six Months Ended April 30, 2024.

	Six Months Ended April 30,
	2025	2024
Cash provided by (used in) operating activities	$(1,226,322)	$(420,080)
Cash provided by (used in) investing activities	$-	$-
Cash provided by (used in) financing activities	$690,469	$674,521
Cash on hand (end of period)	$15,699	$758,777

Cash Flows from/used in Operating Activities

For the six months ended April 30, 2025, net cash used in operating activities was $(1,226,322), compared to cash used in operating activities of $(420,080) for the six months ended April 30, 2024.

Our operating cash flow results were affected by the aging and timing of certain working capital items. In fiscal year 2025 and 2024, our negative operating cash flow was attributed mainly to our net loss, as described above.

During the six months ended April 30, 2025, the Company reported $(1,226,322) of cash used in operating activities. The Company’s negative operating cash flow was attributed mainly to a net loss of $(1,934,175) and is partially offset by a decrease in accounts receivable of $381,349, and a decrease in work in process of $174,537.

During the six months ended April 30, 2024, the Company reported $(420,080) of cash used in operating activities. The Company’s negative operating cash flow was attributed mainly to a net loss of $(995,113), an increase in work in process of $455,085, a decrease in accounts payable and accrued expense of $352,396, a decrease in operating lease liability of $150,252 and partially offset by a decrease in accounts receivable of $1,091,541 and increase in accrued compensation of $175,945.

Cash Flows used in Investing Activities

During the six months ended April 30, 2025 and 2024, net cash used in investing activities was $0.

Cash Flows from/used in Financing Activities

During the six months ended April 30, 2025, net cash from financing activities was $690,469, which mainly included $695,000 the incurrence of new debt discussed above.

During the six months ended April 30, 2024, net cash provided by financing activities was $674,521, which mainly included $606,555 in net proceeds from incurrence of debt discussed above.

Material Cash Commitments

The Company’s material future cash commitments, to be paid from cash flows from operations, are to repay its current debt obligations and payments under leases for its facilities. The Company does not have any material commitments for capital expenditures. The following table shows the material future commitments for the years ending October 31st:

	Leases	Debt	Total
Remainder of 2025	$368,532	$1,915,469	$2,284,001
2026	520,834	82,877	603,711
2027	162,072	260,000	422,072
2028	—	385,000	385,000
2029	—	—	—
Total	$1,051,438	$2,643,346	$3,694,784

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of April 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of April 30, 2025, due to the presence of material weaknesses in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Subsequent Events

Post-Effective Amendment to Registration Statement on Form S-1

On May 13, 2025, the Company filed post-effective amendment 1 to its registration statement on Form S-1 (File No. 333-284062), which the Securities and Exchange Commission (the “Commission”) accepted on May 27th without comment (the “Registration Statement”), in connection with a proposed firm commitment underwritten public offering (the “Offering”) of 3,333,334 units (the “Units”), with each Unit consisting of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price equal to 125% of the public offering price per Unit. The proposed public offering price per Unit is between $4.00 and $5.00.

As of the date of this quarterly report, the Company has not priced the Units and the Offering has not commenced. The timing, size, and terms of the Offering are subject to market conditions, and there can be no assurance as to whether or when the Offering may be completed, or as to the actual size or terms of the Offering.

Note Payable

In May, 2025, the Company obtained a short-term loan, which totaled $ 250,000, from a single lender to fund operations. This loan included origination fees totaling $ 7,500 for net proceeds of $ 242,500 .. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 52 weeks. The Company is expected to repay an aggregate of $ 311,000 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates.

Receivables Sale Agreement

On June 8, 2025, the Company entered into a Receivables Sale Agreement pursuant to which the Company sold receivables totaling $192,000 to a third party for $150,000 from which fees of $2,000 were deducted for net proceeds of $148,000. The purchasers right to receive remittances under this agreement is contingent upon the Company’s receipt of the receivables. The expected repayment is approximately $3,700.00 based on $3.27% of the Company estimated sales revenue. The estimated term is 1 year. The agreement is guaranteed by certain officers and directors of the Company.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Promissory Note issued to Paul S. Turin dated February 3, 2025 (previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q ending January 31, 2025.)
10.2	Promissory Note issued to Gregory T. Delory dated February 14, 2025 (previously filed as Exhibit 10.3 to the Registrant’s Form 10-Q ending January 31, 2025.)
10.3	Promissory Note issued to Indicia Capital, LLC dated April 16, 2025 (previously filed as Exhibit 10.4 to the Registrant’s Form 10-Q ending January 31, 2025.)
10.4*	Agreement for $250,000 term loan dated May 17, 2025.
10.5*	Receivables Sale Agreement dated June 9, 2025.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein

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

HELIO CORPORATION

Date: June 23, 2025	By:	/s/ Gregory T. Delory
Gregory T. Delory
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: June 23, 2025	By:	/s/ Erick Frim
Erick Frim
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)