Form 10-Q
period 2025-07-31
Helio Corp /FL/
filed 2025-09-22
CIK 1953988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number: 000-56744

HELIO CORPORATION
(Name of registrant as specified in its charter)

Florida	92-0586004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2448 Sixth Street
Berkeley, CA 94710

(Address of principal executive offices including zip code)

(510) 545-2666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

As of September 22, 2025, there were 11,371,966 shares of the registrant’s common stock, no par value per share, outstanding.

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

Helio Corporation

Financial Statements for the Three and Nine Months Ended July 31, 2025

HELIO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2025	2024
	(unaudited)	(audited)
Assets
Current Assets:
Cash	$43,933	$551,552
Accounts receivable, net	601,333	1,390,202
Work in progress	168,681	343,218
Prepaid expenses and other current assets	29,928	-
Total Current Assets	843,875	2,284,972

Property and equipment, net	70,393	87,389
Security deposits	76,655	76,655
Right-of-use assets, net	659,320	959,377
Total Non-current Assets	806,368	1,123,421
TOTAL ASSETS	$1,650,243	$3,408,393

Liabilities and Shareholders' Deficit

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$199,560	$140,439
Accrued compensation	1,012,192	805,405
Notes Payable - Related Parties	668,280	420,000
Notes payable	1,681,731	200,000
Operating lease obligations, current	121,922	503,124
Total Current Liabilities	3,683,685	2,068,968

Notes payable - Related Parties, less current portion	495,000	182,877
Notes payable, less current portion	150,000	1,150,000
Operating lease obligations	682,059	608,723
Total Non-current Liabilities	1,327,059	1,941,600
Total Liabilities	5,010,744	4,010,568

Commitments and contingencies (Note 8)

Shareholders' Deficit
Common stock, no par value, 44,000,000 shares authorized; 11,263,633 shares issued and outstanding as of July 31, 2025 and October 31, 2024, respectively	466,464	339,861
Accumulated deficit	(3,826,965)	(942,036)
Total Shareholders’ Deficit	(3,360,501)	(602,175)
Total Liabilities and Shareholders' Deficit	$1,650,243	$3,408,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2025	2024	2025	2024
Revenue:
Service fees	$508,913	$639,239	$2,104,275	$2,221,509
Engineering fees	40,234	274,625	289,587	824,495
Materials	235,440	750,329	990,561	2,290,372
Total Revenue	784,587	1,664,193	3,384,423	5,336,376
Costs of revenue	686,197	1,103,485	2,680,940	3,389,439
Gross profit	98,390	560,708	703,483	1,946,937

Operating expenses
General and administrative expenses	607,537	502,215	2,072,456	2,097,506
Personnel expenses	116,664	127,336	408,908	336,727
Facilities expense	49,722	115,728	249,480	332,798
Professional fees	120,676	60,000	343,495	206,903
Depreciation expense	5,666	5,666	16,996	16,996
Right of use amortization	100,019	100,019	300,057	270,247
Total Operating Expenses	1,000,284	910,964	3,391,392	3,261,177

Operating loss	(901,894)	(350,256)	(2,687,909)	(1,314,240)

Other expense:
Interest expense, net	(48,860)	(24,430)	(197,020)	(55,559)
Total other expense	(48,860)	(24,430)	(197,020)	(55,559)
Provision for income taxes	-	-	-	-
Net loss	$(950,754)	$(374,686)	$(2,884,929)	$(1,369,799)

Basic and diluted net loss per share	$(0.08)	$(0.03)	$(0.26)	$(0.12)

Weighted average shares outstanding – basic and diluted	11,263,633	11,263,633	11,263,633	11,263,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2025 AND 2024

	No par-value Common Stock		Accumulated
	Shares	Amount	Deficit	Totals
Balances as of October 31, 2023 (as previously reported)	16,000,000	$33,256	$920,647	$953,903
Conversion of shares due to recapitalization*	(4,736,367)	81,818	-	81,818
Balances at October 31, 2023, effect of recapitalization	11,263,633	115,074	920,647	1,035,721
Stock-based compensation	-	21,154	-	21,154
Net loss	-	-	(241,726)	(241,726)
Balances at January 31, 2024	11,263,633	136,228	678,921	815,149
Stock-based compensation	-	61,767	-	61,767
Net loss	-	-	(753,388)	(753,388)
Balances at April 30, 2024	11,263,633	197,995	(74,467)	123,528
Stock-based compensation	-	56,600	-	56,600
Net loss	-	-	(374,686)	(374,686)
Balances at July 31, 2024	11,263,633	$254,595	$(449,153)	$(194,558)

Balances at October 31, 2024	11,263,633	$339,861	$(942,036)	$(602,175)
Stock-based compensation	-	46,497	-	46,497
Net loss	-	-	(919,142)	(919,142)
Balances at January 31, 2025	11,263,633	386,358	(1,861,178)	(1,474,820)
Stock-based compensation	-	41,257	-	41,257
Net loss	-	-	(1,015,033)	(1,015,033)
Balances at April 30, 2025	11,263,633	427,615	(2,876,211)	(2,448,596)
Stock-based compensation	-	38,849	-	38,849
Net loss	-	-	(950,754)	(950,754)
Balances at July 31, 2025	11,263,633	$466,464	$(3,826,965)	$(3,360,501)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended July 31,
	2025	2024
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(2,884,929)	$(1,369,799)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	16,996	16,996
Stock-based compensation	126,603	139,521
Right of use asset amortization	300,057	270,247
Changes in assets and liabilities
Accounts receivable	788,869	992,014
Prepaid expenses and other current assets	(29,928)	799
Work in progress	174,537	(958,445)
Accounts payable and accrued expenses	59,121	(305,565)
Accrued compensation	206,787	172,810
Operating lease obligations	(307,866)	(243,655)
Net cash (used in) operating activities	(1,549,753)	(1,285,077)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	550,000	-
Proceeds from notes payable - related parties	560,403	1,046,306
Repayment of notes payable - related parties	(68,269)	(13,852)
Recapitalization	-	81,818
Net cash provided by financing activities	1,042,134	1,114,272

NET DECREASE IN CASH	(507,619)	(170,805)

CASH - BEGINNING OF PERIOD	551,552	504,335

CASH - END OF PERIOD	$43,933	$333,531

CASH PAID DURING THE PERIOD FOR:
Interest expense	$127,542	$2,157
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2025

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

In May and June 2025, the Company entered into an additional note payable agreement and a Receivables Sale Agreement to obtain additional funding (see Note 5). Additional financing or capital investment will be necessary to sustain operations for one year from the issuance of these condensed consolidated financial statements.

The Company is currently engaged in negotiations with prospective lenders regarding potential bridge financing arrangements, and potential investors for the purchase of convertible notes or equity investments. These discussions are ongoing, and there can be no assurance that the Company will enter into definitive agreements or that any such financing will be completed on favorable terms or at all.

If completed, the Company expects to use the net proceeds from investments and bridge financing to repay certain outstanding promissory notes and to support key operational initiatives. These include investments in research and development, expansion of sales, marketing, and business development activities, facility and infrastructure enhancements, manufacturing improvements, and other general corporate purposes, including working capital and upgrades to the Company’s financial and contract management systems.

The Company will need to raise substantial additional capital to accomplish its business plan for the foreseeable future. There can be no assurance as to the availability, if any, or terms upon which such financing and capital might be available in the future. As of July 31, 2025, the Company had cash and cash equivalents of $43,933, a decrease of $507,619 from $551,552 as of October 31, 2024.

The Company has outstanding unsecured notes to certain related parties with an aggregate outstanding principal balance of $1,163,280 as of July 31, 2025, the proceeds of which were used to meet working capital and cash flow management needs. The notes bear interest at between 6.5% and 11.25% per annum. $668,280 of these notes mature in the current 2025 fiscal year, and the remaining $495,000 mature in the 2026, 2027, or 2028 fiscal years.

As of July 31, 2025, the Company has outstanding debt from unrelated parties pursuant to notes payable in the aggregate principal amount of $1,831,731. These notes bear interest at 9.75% and 12.00% and mature within the next two fiscal years. Certain of these notes were initially convertible but were amended to eliminate the conversion features in consideration of the issuance by the Company and/or the transfer by certain shareholders of shares of the Company’s common stock (See Note 5). Interest on these notes either accrues or is paid quarterly or at maturity along with principal, as specifically described in the note. Upon the occurrence and during the continuance of any default by the Company under any of the above notes, which default is not cured within fifteen (15) days following written notice of such default from the payee, the payee may declare the entire unpaid principal and unpaid interest immediately due and payable. Certain of these notes are secured by the Company’s accounts receivable, and by shares of common stock pledged by one of the Company’s shareholders. In addition, certain of these notes become due, and the payees under certain of these notes have the right to accelerate their notes, upon the completion of an offering.

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

Reclassification

In the preparation of the unaudited condensed consolidated financial statements, the Company identified a $50,000 amount previously classified as Notes payable was more appropriately classified as Notes payable – related parties within the consolidated balance sheet as of October 31, 2024. Upon evaluation, the Company determined that the impact of this reclassification was immaterial to the consolidated financial statements taken as a whole. The reclassification is reflected within the October 31, 2024 balances presented in the accompanying unaudited condensed consolidated balance sheets, and was made to enhance comparability and transparency of the financial statements. For the three and nine months ended July 31, 2024 period, the Company reclassified certain amounts on the statements of operations from facilities expense to right of use amortization to correctly reflect the amortization.

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three (3) months or less to be cash equivalents. The Company has no cash equivalents as of July 31, 2025 and October 31, 2024.

Cash accounts are insured at the Federal Deposit Insurance Corporation limits of $250,000 per bank. At times throughout the year, such bank balances may have exceeded the federally insured limit. As of July 31, 2025, there were no bank balances in excess of the federally insured limit.

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

As of July 31, 2025 and October 31, 2024, there was no amount recorded relating to the allowance for credit losses. The Company writes off bad debts as they occur during the year, if applicable. Accounts receivable as of July 31, 2025 and October 31, 2024 was $601,333 and $1,390,202.

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

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of July 31, 2025 or October 31, 2024, respectively.

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

Earnings (loss) Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of outstanding common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of July 31, 2025 and 2024, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	July 31,
	2025	2024
Stock options	1,422,307	1,422,307
Total common stock equivalents	1,422,307	1,422,307

Leases

The Company accounts for leases based on ASC Topic 842, Leases. Based on this standard, the Company determines if an agreement is a lease at inception. Operating leases are included in right-of-use asset, current operating lease obligations, and operating lease obligations, in the Company’s unaudited condensed consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term debt, net and long-term debt, less current portion, and debt issuance costs in the Company’s unaudited condensed consolidated balance sheets.

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

 Benefit Plan

The Company offers a 401(k) plan. Employees are eligible to participate in the plan on the first day of the month following the date of hire. Employees may defer up to $23,500 for 2025 and $23,000 for 2024. The Company is required to contribute on behalf of each eligible participating employee. The Company will match 100% of the participants deferral not to exceed 4% of employee compensation. Employees will share in the matching contribution regardless of the amount of service completed during the plan year. Employees will become 100% vested in the employer matching contributions after six years of service. In the three and nine months ended July 31, 2024, benefit contributions were $49,895 and $92,546, respectively. In the three and nine months ended July 31, 2025, benefit contributions were $43,285 and $91,304, respectively. Benefit contributions are included within general and administrative expenses in the condensed consolidated statements of operations.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires a public entity to disclose significant segment expenses and other segment items on an interim and annual basis. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU in November 1, 2024. The adoption of this ASU had no effect on the Company’s results of operations. See Note 11 for the required disclosures associated with this update.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3: PROPERTY AND EQUIPMENT

The major classifications of property and equipment are summarized as follows:

	July 31, 2025	October 31, 2024
Property and equipment	$465,091	$465,091
Less accumulated depreciation	(394,698)	(377,702)
Property and equipment, net	$70,393	$87,389

Depreciation expense for each of the three months ended July 31, 2025 and 2024 was $5,666. Depreciation expense for each of the nine months ended July 31, 2025 and 2024 was $16,996.

NOTE 4: NOTES PAYABLE – RELATED PARTIES

Between April 2022 and February 2025, certain related parties, including the Company’s Chief Executive Officer and Director and its Chief Engineer and Director, made various loans to the Company. The balance at July 31, 2025 and October 31, 2024 was $1,163,281 and $602,877, respectively. The loans’ terms are between 5 and 36 months and are classified as current and non-current liabilities on the unaudited condensed consolidated balance sheets with 6.50% to 11.25% interest per annum. All unpaid principal, accrued interest, and other amounts owing under the above notes are paid at maturity. These notes are collateralized with the Company receivables and other assets.

Included within the notes payable – related parties balance is a convertible note agreement entered on March 18, 2024 for $50,000. The convertible note was scheduled to mature on March 18, 2026 and carries an interest rate of 9.75% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at $2.00 per share. On October 31, 2024, the Company amended the agreement with the holder of the note to change its maturity to the earlier of the date that the Company lists its securities on a national stock exchange or March 31, 2025 and eliminated the conversion feature of the note. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $1,229 and $3,666 for the three and nine months ended July 31, 2025. Accrued interest as of July 31, 2025 and October 31, 2024 is $3,869 and $203, respectively, which was accrued on the unaudited condensed consolidated balance sheet within the Accounts payable and accrued expenses line item.

On April 25, 2025, the Company executed an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. The terms of the amended note were not substantially different than the original and therefore did not result in an extinguishment of the original note. On September 22, 2025 the Company executed an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or October 31st, 2025, with repayment of the note to occur in monthly installments from October 31st through December 31st 2025. Under the terms of the extension the note was not considered in default. The terms of the amended note were not substantially different than the original and therefore did not result in an extinguishment of the original note.

On April 16, 2025, the Company issued an unsecured promissory note in the principal amount of $150,000 to Indicia Capital, LLC. The note bears interest at a rate of 9.75% per annum and matures on the earlier of (i) 180 days from the date of issuance or (ii) the date the Company receives at least $1,000,000 in new financing. In connection with the issuance of the note, the Chief Executive Officer and Director transferred 15,000 shares of the Company’s common stock to Indicia Capital as additional consideration to enter the loan. James Byrd, who serves as a co-manager and holds a 50% membership interest in Indicia Capital, was the original organizer of the Company by virtue of having founded the Company in October 2022. Accordingly, the transaction is considered a related party transaction. The loan incurred interest expense of $561 and $3,687 for the three and nine months ended July 31, 2025. Accrued interest as of July 31, 2025 is $4,247, which was accrued on the unaudited condensed consolidated balance sheet as of July 31, 2025 within the Accounts payable and accrued expenses line item. On September 22, 2025 the Company executed an extension of the maturity date of the note to October 31st 2025, with repayment to occur in monthly installments from October 31st through December 31st 2025. Under the terms of the extension the note was not considered in default. The terms of the amended note were not substantially different than the original and therefore did not result in an extinguishment of the original note.

	July 31, 2025	October 31, 2024
Notes payable – related parties, current portion	$668,280	$420,000
Notes payable – related parties, non-current portion	495,000	182,877
Total notes payable – related parties	$1,163,280	$602,877

The aggregate maturity on the notes payable – related parties as of July 31, 2025, are as follows:

2025	$585,404
2026	82,876
2027	110,000
2028	385,000
1,163,280
Less current portion	(668,280)
Notes payable – related parties, non-current portion	$495,000

NOTE 5: NOTES PAYABLE

On March 12, 2024, the Company executed a note payable agreement for $150,000. The note originally matured on March 12, 2025 and carries an interest rate of 12% per annum. On April 25, 2025, the Company executed an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $4,537 and $9,882 for the three and nine months ended July 31, 2025. The loan incurred interest expense of $4,500 and $9,000 for the three and nine months ended July 31, 2024. Accrued interest as of July 31, 2025 and October 31, 2024 is $24,919 and $10,500, respectively, which was accrued on the unaudited condensed consolidated balance sheet within the Accounts payable and accrued expenses line item On September 21, 2025 the Company executed an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or November 1st 2025, and an acknowledgement that the note was not considered in default.

On June 20, 2024, the Company executed a convertible note payable agreement for $450,000 with a venture capital fund. The convertible note matures on June 20, 2026 and carries an interest rate of 9.75% per annum. The principal and prior accrued interest of the note were convertible into shares of the Company’s common stock at $2.00 per share. On October 7, 2024, $50,000 of the note payable was assigned to an unrelated holder. On October 31, 2024, the Company amended the agreement with the holder of the $50,000 note to change its maturity to the earlier of the Company listing on a national stock exchange or March 31, 2025 and eliminated the conversion feature of the note. On October 17, 2024, the Company amended the agreement with the holder of the $400,000 note, which eliminated the conversion feature and advanced the date of the loan to November 5, 2025. Interest on the notes is paid quarterly or accrues and is to be repaid at maturity along with principal, as specifically described in the notes. The Company accounted for the amendment as an extinguishment of debt and recorded a loss of $8,100 on the consolidated statements of operations for the year ended October 31, 2024. The loan incurred interest expense of $11,059 and $23,423 for the three and nine months ended July 31, 2025, respectively. The loan incurred interest expense of $7,836 and $15,672 for the three and nine months ended July 31, 2024, respectively. Accrued interest as of July 31, 2025 is $9,983, which was accrued on the unaudited condensed consolidated balance sheets within the Accounts payable and accrued expenses line item. On April 25, 2025, the Company executed a loan amendment for an extension of the maturity date of the $50,000 portion of the note payable until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. The terms of the amended note were not substantially different than the original and therefore did not result in an extinguishment of the original note. On July 2, 2025, the Company entered into separate Stockholder Pledge Agreement with the holder of $400,000 of the above notes with the Company’s former director and Chief Technology Officer and a director and Chief Engineer to secure the Company’s obligations. Pursuant to the Pledge Agreements, each Pledgor pledged 1,000,000 shares of the Company’s common stock as collateral. The Pledge Agreements require the pledged shares to maintain a collateral coverage ratio equal to 400% of the outstanding principal amount of the Notes, based on a $4.00 per share valuation. If the Secured Party delivers a collateral call notice due to a decline in the value of the pledged shares or a dilution event, the Pledgors or the Company are required to provide additional shares. Failure to do so may constitute an event of default under the Notes. On September 22, 2025 the Company executed an extension of the maturity date of the $50,000 portion of the note to October 31st, 2025, with repayment of the note to occur in monthly installments from October 31st through December 31st 2025. Under the terms of the extension the note was not considered in default. The terms of the amended note were not substantially different than the original and therefore did not result in an extinguishment of the original note.

On July 31, 2024, the Company issued a convertible note payable agreement for $250,000. The convertible note matures on July 31, 2025 and carries an interest rate of 13% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at a price per share equal to a 30% discount per share of the final per-share price of a planned public offering. On October 16, 2024, the Company amended the agreement with the holder which eliminated the conversion feature, changed the interest rate to 9.75% per annum, increased the principal of the note to $500,000, and extended the maturity date of the loan to November 5, 2025. Interest on the note either is paid quarterly or accrues and is paid at maturity along with principal, as specifically described in the note. Due to the elimination of the conversion feature the Company accounted for the amendment as a significant change resulting in an extinguishment of debt and recorded a loss of $15,750 on the consolidated statements of operations for the year ended October 31, 2024. The loan incurred interest expense of $6,144 and $16,052 for the three and nine months ended July 31, 2025, respectively. Accrued interest as of July 31, 2025 and October 31, 2024 is $2,070 and $7,786, respectively, which was accrued on the unaudited condensed consolidated balance sheet within the Accounts payable and accrued expenses line item. On July 2, 2025, the Company entered into separate Stockholder Pledge Agreement with the holder of the above note with the Company’s former director and executive officer and Chief Operating Officer to secure the Company’s obligations. Pursuant to the Pledge Agreements, each Pledgor pledged 1,000,000 shares of the Company’s common stock as collateral. The Pledge Agreements require the pledged shares to maintain a collateral coverage ratio equal to 400% of the outstanding principal amount of the Notes, based on a $4.00 per share valuation. If the Secured Party delivers a collateral call notice due to a decline in the value of the pledged shares or a dilution event, the Pledgors or the Company are required to provide additional shares. Failure to do so may constitute an event of default under the Notes.

On July 31, 2024, the Company executed a convertible note payable agreement for $250,000. The convertible note matures on May 1, 2025 and carries an interest rate of 13% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at $2.00 per share. On October 16, 2024, the Company amended the agreement with the holder which eliminated the conversion feature, changed the interest rate to 9.75% per annum, and extended the maturity date of the loan to November 5, 2025. Interest on the note either accrues or is paid quarterly or at maturity along with principal, as specifically described in the note. The Company accounted for the amendment as an extinguishment of debt and recorded a loss of $4,500 on the consolidated statements of operations for the year ended October 31, 2024. The loan incurred interest expense of $6,144 and $9,062 for the three and nine months ended July 31, 2025, respectively. Accrued interest as of July 31, 2025 and October 31, 2024 is $2,070 and $7,786, respectively, which was accrued on the unaudited condensed consolidated balance sheet as of July 31, 2025 within the Accounts payable and accrued expenses line item.

On January 9, 2025, the Company executed a note payable agreement for $50,000. The note matures on January 9, 2027 and carries an interest rate of 9.75% per annum. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $1,229 and $1,493 for the three and nine months ended July 31, 2025, respectively. Accrued interest as of July 31, 2025 is $2,722, which was accrued on the unaudited condensed consolidated balance sheet as of July 31, 2025 within the Accounts payable and accrued expenses line item.

On February 3, 2025, the Company executed a note payable agreement for $100,000. The note matures on February 9, 2027 and carries an interest rate of 9.75% per annum. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $2,458 and $2,330 for the three and nine months ended July 31, 2025. Accrued interest as of July 31, 2025 is $4,788, which was accrued on the unaudited condensed consolidated balance sheet as of July 31, 2025 within the Accounts payable and accrued expenses line item.

In May 19, 2025, the Company obtained a short-term loan, which totaled $ 250,000, from a single lender to fund operations. This loan included origination fees totaling $ 7,500 for net proceeds of $ 242,500. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 52 weeks. The Company is expected to repay an aggregate of $311,000 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates. The loan incurred interest expense of $11,731 for the three and nine months ended July 31, 2025. Accrued interest as of July 31, 2025 is $0.

On June 8, 2025, the Company entered into a Receivables Sale Agreement pursuant to which the Company sold receivables totaling $192,000 to a third party for $150,000 from which fees of $2,000 were deducted for net proceeds of $148,000. The purchasers right to receive remittances under this agreement is contingent upon the Company’s receipt of the receivables. The expected repayment is approximately $3,700 based on $3.27% of the Company estimated sales revenue. The estimated term is 1 year. The agreement is guaranteed by certain officers and directors of the Company. The loan incurred interest expense of $5,654 for the three and nine months ended July 31, 2025. Accrued interest as of July 31, 2025 is $0.

	July 31, 2025	October 31, 2024
Notes payable, current	$1,681,731	$200,000
Notes payable, less current portion	150,000	1,150,000
Total notes payable	$1,831,731	$1,350,000

The aggregate maturity on the notes payable as of July 31, 2025, are as follows:

2025	$200,000
2026	1,481,731
2027	150,000
1,831,731
Less current portion	(1,681,731)
Notes payable, non-current portion	$150,000

NOTE 6: STOCK OPTIONS

The 2018 Equity Incentive Plan was approved by the Board of Directors on July 1, 2018 and the Company amended the equity plan on December 17, 2023. In conjunction with the recapitalization and effective January 3, 2024, the Company adopted the Heliospace 2018 Equity Plan as the Company’s Plan (“Equity Plan”). The Equity Plan limits the shares of common stock authorized to be awarded as stock awards to 2,382,352 shares as of July 31, 2025 and October 31, 2024, respectively. Employees are provided stock options vesting over a period of four years with a one-year cliff. After one year, 25% of the award size vests followed by 1/48th of the award size for each month thereafter. On a case-by-case basis, options have been granted outright with no vest period.

Due to the change-in-control transaction described in Note 1, there was a recapitalization for which the Company’s stock options were adjusted for the new capital structure. The Company adjusted each of the granted options a 0.612 factor.

During the three months ended July 31, 2025 and 2024, there were no stock options granted. During the nine months ended July 31, 2025 and 2024, there were zero and 239,990 stock options granted, respectively.

The grant date fair value was calculated using the Black-Scholes option pricing model using the following weighted average inputs:

Risk free interest rate	3.90%	3.90%
Expected term (years)	6.01	9.95
Expected volatility	65.79%	68.51%
Expected dividends	0.00%	0.00%

	Number of Shares	Weighted Average Shares ($)	Weighted Average (Years)	Intrinsic Value

Balance as of October 31, 2023	2,004,135	$0.08	7.56	$140,289
Recapitalization of options	(777,241)	-	-	-
Issued	239,990	0.15	4.15	1,163,951
Canceled	-	-	-	-
Exercised	-	-	-	-
Balance as of January 31, 2024	1,466,884	$0.09	4.15	$7,200,270
Issued	-	-	-	-
Canceled	(44,577)	-	-	(219,319)
Exercised	-	-	-	-
Balance as of April 30, 2024	1,422,307	$0.09	7.52	$6,980,951
Issued	-	-	-	-
Canceled	-	-	-	-
Exercised	-			-
Balance as of July 31, 2024	1,422,307	$0.09	7.27	$6,980,951

Balance as of October 31, 2024	1,422,307	0.09	7.02	6,980,951
Issued	-	-	-	-
Canceled	-	-	-	-
Exercised	-	-	-	-
Balance as of January 31, 2025	1,422,307	$0.09	7.02	$6,980,951
Issued	-	-	-	-
Canceled	-	-	-	-
Exercised	-	-	-	-
Balance as of April 30, 2025	1,422,307	$0.09	6.52	$6,980,951
Issued	-	-	-	-
Canceled	-	-	-	-
Exercised	-	-	-	-
Balance as of July 31, 2025	1,422,307	$0.09	6.27	$6,980,951

Stock-based compensation from stock awards for the three months ended July 31, 2025 and 2024 was $38,849 and $56,600, respectively. Stock-based compensation from stock awards for the nine months ended July 31, 2025 and 2024 was $126,603 and $139,521, respectively. As of July 31, 2025 and 2024, there remained $145,879 and $322,171 of unrecognized stock-based compensation from stock option awards, respectively. As of July 31, 2025, there were 1,240,047 shares of common stock related to stock option grants that were vested and 182,260 stock option grants that were unvested. As of July 31, 2024, there were 1,055,871 shares of common stock related to stock option grants that were vested and 366,436 stock option grants that were unvested.

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

In addition, the Company is a lessee under four leases with an initial term of 12 months or less. These leases combine for approximately $17,000 and $31,500 of lease expense for the three months ending July 31, 2025 and 2024, respectively. These leases combine for approximately $51,000 and $94,500 of lease expense for the nine months ending July 31, 2025 and 2024, respectively.

The lease for the manufacturing facility commenced on June 1, 2022 and has a term of five years. For the first year the monthly lease payments were $36,000. The monthly lease payments are subject to an annual increase of 3%.

The office lease commenced on September 1, 2023 and has a term of two years. The rent is fixed at $3,909 for the term of the lease.

Future minimum lease payments required under operating leases on an undiscounted cash flow basis as of July 31, 2025 were as follows:

2025	$121,922
2026	477,956
2027	283,626
Total future minimum lease payments	$883,504
Less imputed interest	(79,523)
Total operating lease liability	$803,981

The Company recognized rent expense pursuant to these leases on the straight-line basis in accordance with the guidance in ASC 842. The Company recognized rent expense of $100,019 for the three months ended July 31, 2025 and 2024, and $300,057 for the nine months ended July 31, 2025 and 2024, related to these leases, which is included within facilities expense on the unaudited condensed consolidated statements of operations.

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

NOTE 9: INCOME TAXES

There was no income tax expense reflected in the results of operations for the quarters ended July 31, 2025 and 2024, because the Company carried forward net losses for tax purposes.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the quarters ended July 31, 2025 and 2024:

	July 31, 2025	July 31, 2024
Federal income taxes at statutory rate	21.00%	21%
State income taxes at statutory rate	7.19%	6.97%
Change in valuation allowance	(28.80)%	(27.95)%
Other	0.61%	(0.03)%
Totals	-	-%

Deferred tax assets as of July 31, 2025 and October 31, 2024 consist of the following components:

	July 31, 2025	October 31, 2024
Deferred tax assets	$-	$-
Net operating loss carryforwards	1,180,339	421,921
Capitalized research and development costs	125,303	100,146
Stock based compensation	90,398	54,970
ROU Liabilities	224,954	-
Other	210	210
Total deferred tax asset	$1,621,204	$577,246
Valuation allowance	(1,391,006)	(560,134)
Deferred tax assets, net	$230,198	$17,113
Deferred tax liabilities
ROU Assets	(217,841)	-
Depreciation	(12,357)	(17,113)
Net deferred tax assets	$-	$-

The Company has net operating loss carry forwards available to offset future taxable income. Current tax laws limit the Company’s ability to utilize these carryforwards. Because the Company’s realization of the deferred tax assets is not certain, the Company fully offset the deferred tax assets resulting from these carryforwards with a valuation allowance. The Company has approximately $1,180,000 of federal and state net operating loss carrying forwards to offset future federal taxable income as of July 31, 2025.

The Company recognizes uncertain tax positions taken when filing its tax returns if it is more likely than not that the tax authorities will not uphold the position based on current tax law. As of July 31, 2025, the company has not identified any uncertain tax positions.

NOTE 10: CLIENT CONCENTRATIONS

Three customers accounted for 87% of the Company’s outstanding receivables on July 31, 2025 and four customers accounted for 90% of the Company’s outstanding receivables on October 31, 2024. The table below summarizes the accounts receivable concentrations by customer as of July 31, 2025, and October 31, 2024:

	Accounts Receivable Concentration
	July 31,	October 31
Company	2025	2024
A	45%	21%
B	25%	23%
C	17%	20%
D	0%	27%
	87%	90%

For the three months ended July 31, 2025 and 2024, the Company’s revenue was concentrated amongst nine and eight customers, respectively. For the three months ended July 31, 2025, 94% of all revenue was obtained from government sources either as a direct contractor or subcontractor, with the remaining 6% of revenue from private customers. For the three months ended July 31, 2024, 64% of all revenue was obtained from government sources either as a direct contractor or subcontractor, with the remaining 36% of revenue from private customers.

For the nine months ended July 31, 2025 and 2024, the Company revenue was concentrated amongst eleven customers respectively. For the nine months ended July 31, 2025, 70% of all revenue was obtained from government sources either as a direct contractor or subcontractor, with the remaining 30% of revenue from private customers. For the nine months ended July 31, 2024, 75% of all revenue was obtained from government sources either as a direct contractor or subcontractor, with the remaining 25% of revenue from private customers.

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

The following subsequent events occurred after July 31, 2025, and prior to the filing of this Quarterly Report on Form 10-Q.

On August 26, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor. Pursuant to the Purchase Agreement, the Company issued a promissory note in the aggregate principal amount of $275,000, for a purchase price of $250,000, reflecting an original issue discount of $25,000. The Note bears interest at 10% per annum and matures 12 months from the issue date.

In addition, the Company issued 25,000 unregistered shares of its common stock, nil par value (the “Commitment Shares”), to the Buyer as additional consideration. The net proceeds from the sale of the Note were approximately $200,000, after deducting legal and placement agent fees. The Company intends to use the net proceeds for general corporate and working capital purposes.

The Note is convertible, upon certain events of default or missed payments, into shares of the Company’s common stock at a price equal to 90% of the lowest closing price during the 10 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice).

The Note provides for monthly amortization payments beginning on February 26, 2026, with all remaining amounts due at maturity on August 26, 2026.

On September 21, 2025, Erick Frim, who had been serving as the Company’s interim Chief Financial Officer and as its principal financial and accounting officer, ceased serving in such roles. Gregory Delory, the Company’s Chief Executive Officer, assumed the responsibilities of principal financial and accounting officer.

On September 16, 2025 the Company issued 83,333 shares as part of a consulting agreement.

September 21, 2025 the Company executed an extension of the maturity date of the Note payable agreement dated March 12, 2024 for $150,000 until the earlier of the date the Company is able to achieve a listing on a national stock exchange or Nov 1, 2025. Under the terms of the extension the Note was not considered in default. The terms of the amended note were otherwise not substantially different than the original and therefore did not result in an extinguishment of the original note.

On September 22, 2025 the Company executed an extension of the maturity of the related party note payable agreement dated March 18, 2024 for $50,000 until the earlier of the date the Company is able to achieve a listing on a national stock exchange or October 31st, 2025. Repayment of the note is to occur in monthly installments from October 31st through December 31st 2025. The terms of the amended note were otherwise not substantially different than the original and therefore did not result in an extinguishment of the original note.

On September 22, 2025 the Company executed an extension of the maturity date of the unsecured promissory note to Indicia Capital, LLC for $150,000 to October 31st, 2025. Repayment of the note is to occur in monthly installments from October 31st through December 31st 2025 or upon investment of $1,000,000 or more. The terms of the amended note were otherwise not substantially different than the original and therefore did not result in an extinguishment of the original note.

On September 22, 2025, the Company executed an extension of the maturity date of the $50,000 portion of the note payable agreement dated June 20, 2024 to October 31st, 2025, with repayment of the note to occur in monthly installments from October 31st through December 31st 2025. The terms of the amended note were otherwise not substantially different than the original and therefore did not result in an extinguishment of the original note.

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

Results of Operations

Comparison of the Three Months Ended July 31, 2025 to the Three Months Ended July 31, 2024

The following table provides certain selected financial information of Helio Corporation for the periods presented:

	Three Months Ended
	July 31,
	2025	2024	Change	%
Revenues	$784,587	$1,664,193	(879,606)	(53)%
Costs of revenue	686,197	1,103,485	(417,288)	(38)%
Operating expenses	1,000,284	910,964	89,320	10%
Operating income (loss)	(901,894)	(350,256)	(551,638)	157%
Interest expense, net	(48,860)	(24,430)	(24,430)	100%
Net income (loss)	$(950,754)	$(374,686)	(576,068)	154%

Loss per share basic and diluted	$(0.084)	$(0.03)

Revenue

Revenue for the three months ended July 31, 2025 decreased by 53% to $ 784,587 from $ 1,664,193 for the three months ended July 31, 2024, reflecting a lower overall volume of work compared to the prior three months due to the ongoing reformulation of the NASA Mars Sample Return program, coupled with an overall downturn in NASA hardware contract awards and a delay in at least one commercial contract. For the three months ended July 31, 2025, we serviced nine customers, two of which were direct government customers, four were commercial customers and two were non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer. One commercial customer was serviced whose sources of funds were private investment. For the three months ended July 31, 2024, we serviced thirteen customers, of which two were direct government customers and seven were private foundations, and four were non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer.

Cost of Revenue

The 38% decrease in cost of revenue for the three months ended July 31, 2025 to $686,197 from $1,103,485 for the three months ended July 31, 2024 mainly reflected the decreased business volume described above. As a percentage of revenue, cost of sales amounted to 87% and 66% in the three months ended July 31, 2025 and 2024, respectively. Cost of sales as a percentage of revenue increased by approximately 21% due to a lower overall revenue against certain fixed costs, and billing one services contract beyond the hours originally allocated to that contract.

Operating Expenses

	Three Months Ended
	July 31,
	2025	2024	Change	%
Operating expenses
Professional fees	$120,676	$60,000	$60,676	101%
Personnel expenses	116,664	127,336	(10,672)	(8)%
Facilities expense	49,722	115,728	(66,006)	(57)%
Depreciation	5,666	5,666	-	0%
Other general and administrative(1)	707,556	602,234	105,322	17%
Total	$1,000,284	$910,964	$89,320	10%

(1) Including right of use asset amortization.

Overall operating expenses increased by $89,320, or 10%, to $1,000,284 for the three months ended July 31, 2025, as compared to $910,964 for the three months ended July 31, 2024, driven by professional fees incurred in connection with a public offering attempt and higher G&A expenses associated with this and R&D activities.

Other Expense

We have not recorded income tax expense or benefit in the three months ended July 31, 2025 and 2024 (because of our tax loss carryforwards). We had approximately $3,179,000 of net operating loss carry forwards to offset future federal taxable income as of July 31, 2025.

The NOL carry forward is subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards and research credit carryforwards to offset taxable income and tax, respectively, may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of July 31, 2025. The annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

We recorded $48,860 in interest expense in the three months ended July 31, 2025 compared to $24,430 in the three months ended July 31, 2024, reflecting our increased amount of average outstanding debt and increased rates of interest thereunder.

Net Loss

Our net loss for the three months ended July 31, 2025 was $950,754, compared to a net loss of $374,686 for the three months ended July 31, 2024. The change was due to the reasons discussed above.

Comparison of the Nine Months Ended July 31, 2025 to the Nine Months Ended July 31, 2024

The following table provides certain selected financial information of Helio Corporation for the periods presented:

	Nine Months Ended
	July 31,
	2025	2024	Change	%
Revenues	$3,384,423	$5,336,376	(1,951,953)	37%
Costs of revenue	2,680,940	3,389,439	(708,499)	21%
Operating expenses	3,391,392	3,261,177	130,215	4%
Operating income (loss)	(2,687,909)	(1,314,240)	(1,373,669)	105%
Interest expense, net	(197,020)	(55,559)	(141,461)	255%
Net income (loss)	$(2,884,929)	$(1,369,799)	(1,515,130)	111%

Loss per share basic and diluted	$0.26	$0.12

Revenue

Revenue for the nine months ended July 31, 2025 decreased by 37% to $3,384,423 from $5,336,376 for the nine months ended July 31, 2024, reflecting a lower overall volume of work compared to the prior nine months due to the ongoing reformulation of the NASA Mars Sample Return program, coupled with an overall downturn in NASA hardware contract awards and a delay in at least one commercial contract. For the nine months ended July 31, 2025, we serviced eleven customers, of which two were direct government customers, one was a commercial customer with private funding, five were commercial customers and three were non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer. For the nine months ended July 31, 2024, we serviced eleven customers, of which one was a direct government customer, one was a private foundation, six were commercial customers and three were non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer.

Cost of Revenue

The 21% decrease in cost of revenue for the nine months ended July 31, 2025 to $2,680,940 from $3,389,439 for the nine months ended July 31, 2024 mainly reflected the decreased business volume described above. As a percentage of revenue, cost of sales amounted to 79% and 64% in the nine months ended July 31, 2025 and 2024, respectively. Cost of sales as a percentage of revenue increased by approximately 16%.

Operating Expenses

	Nine Months Ended
	July 31,
	2025	2024	Change	%
Operating expenses
Professional fees	$343,495	$206,903	$136,592	66%
Personnel expenses	408,908	336,727	72,181	21%
Facilities expense	249,800	332,798	(83,318)	(25)%
Depreciation	16,996	16,996	-	0%
Other general and administrative(1)	2,372,513	2,367,753	4,760	0.20%
Total	$3,391,392	$3,261,177	$130,215	4%

(1)	Including right of use asset amortization.

Overall operating expenses increased by $130,215, or 4%, to $3,391,392 for the nine months ended July 31, 2025, as compared to $3,261,177 for the nine months ended July 31, 2024, mainly driven by higher professional fees, reflecting higher labor costs, mainly in connection with the preparation for the Company’s underwritten public offering attempt during May of 2025.

Other Expense

We have not recorded income tax expense or benefit in the nine months ended July 31, 2025 and 2024, because of our tax loss carry forwards. We had approximately $3,179,000 of net operating loss carry forwards to offset future federal taxable income as of July 31, 2025.

We recorded $197,020 in interest expense in the nine months ended July 31, 2025 compared to $55,559 in the nine months ended July 31, 2024, reflecting our increased amount of average outstanding debt and increased rates of interest thereunder.

Net Loss

Our net loss for the nine months ended July 31, 2025 was $2,884,929, compared to a net loss of $1,369,799 for the nine months ended July 31, 2024. The change was due to the reasons discussed above.

Liquidity and Capital Resources

As of July 31, 2025, we had cash and cash equivalents of $43,933, representing a decrease of $507,619 from $551,552 as of October 31, 2024. The decrease primarily reflects our operating losses during the period, partially offset by proceeds from the issuance of promissory notes.

Capital Resources Outlook

In May and June 2025, the Company entered into an additional note payable agreement and a Receivables Sale Agreement to obtain additional funding (see Note 5). Additional financing or capital investment will be necessary to sustain operations for one year from the issuance of these unaudited condensed consolidated financial statements.

As part of management’s ongoing efforts to strengthen the Company’s financial position, the Company is currently engaged in negotiations with prospective lenders regarding potential bridge financing arrangements, and potential investors for the purchase of convertible notes or equity investments. These discussions are ongoing, and there can be no assurance that the Company will enter into definitive agreements or that any such financing will be completed on favorable terms or at all.

If completed, the Company expects to use the net proceeds from investments and bridge financing to repay certain outstanding promissory notes and to support key operational initiatives. These include investments in research and development, expansion of sales, marketing, and business development activities, facility and infrastructure enhancements, manufacturing improvements, and other general corporate purposes, including working capital and upgrades to the Company’s financial and contract management systems.

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

The Company has outstanding unsecured notes to certain related parties with an aggregate outstanding principal balance of $1,163,280 as of July 31, 2025. The proceeds from these notes were used to meet working capital and cash flow management needs. The notes bear interest at between 6.5% and 11.25% per annum. $668,280 of these notes mature in the current 2025 fiscal year, and the remaining $495,000 mature in the 2026, 2027, or 2028 fiscal year.

As of July 31, 2025, the Company has outstanding debt from unrelated parties under notes payable in the aggregate principal amount of $1,831,731. These notes bear interest at 9.75% and 12.00% and mature within the next two fiscal years. Certain of these notes were initially convertible but all such convertible notes were amended to eliminate the conversion features in consideration of the issuance by the Company and/or the transfer by certain shareholders of shares of the Company’s common stock. See Note 5. Interest on these notes either accrues or is paid quarterly or at maturity along with principal, as specifically described in the note. Upon the occurrence and during the continuance of any default by the Company under any of the above notes, which default is not cured within fifteen (15) days following written notice of such default from the payee, the payee may declare the entire unpaid principal and unpaid interest immediately due and payable. Certain of these notes are secured by the Company’s accounts receivable, and by shares of common stock pledged by one of the Company’s shareholders. In addition, certain of these notes become due, and the payees under certain of these notes have the right to accelerate their notes, upon the completion of an offering.

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

Cash Flows

Comparison of the Nine Months Ended July 31, 2025 to the Nine Months Ended July 31, 2024.

	Nine months Ended
	July 31,
	2025	2024
Cash provided by (used in) operating activities	$(1,549,753)	$(1,285,077)
Cash provided by (used in) investing activities	$-	$-
Cash provided by (used in) financing activities	$1,042,134	$1,114,272
Cash on hand (end of period)	$43,933	$333,531

Cash Flows from/used in Operating Activities

For the nine months ended July 31, 2025, net cash used in operating activities was $(1,549,753), compared to cash used in operating activities of $(1,285,077) for the nine months ended July 31, 2024.

Our operating cash flow results were affected by the aging and timing of certain working capital items. During the nine months ended July 31, 2025 and 2024, our negative operating cash flow was attributed mainly to our net loss, as described above.

During the nine months ended July 31, 2025, the Company reported $(1,549,753) of cash used in operating activities. The Company’s negative operating cash flow was attributed mainly to a net loss of $(2,884,929) and is partially offset by a decrease in accounts receivable of $788,869, and a decrease in work in process of $174,537.

During the nine months ended July 31, 2024, the Company reported $(1,285,077) of cash used in operating activities. The Company’s negative operating cash flow was attributed mainly to a net loss of $(1,369,799), a decrease in work in process of $958,445, a decrease in accounts payable and accrued expense of $305,565, a decrease in operating lease liability of $243,655 and partially offset by a decrease in accounts receivable of $992,014 and increase in accrued compensation of $172,810.

Cash Flows used in Investing Activities

During the nine months ended July 31, 2025 and 2024, net cash used in investing activities was $0.

Cash Flows from/used in Financing Activities

During the nine months ended July 31, 2025, net cash from financing activities was $1,042,154, which included the incurrence of new debt discussed above.

During the nine months ended July 31, 2024, net cash provided by financing activities was $1,114,272, which mainly included $1,046,306 in net proceeds from incurrence of debt discussed above.

Material Cash Commitments

The Company’s material future cash commitments, to be paid from cash flows from operations, are to repay its current debt obligations and payments under leases for its facilities. The Company does not have any material commitments for capital expenditures. The following table shows the material future commitments for the years ending October 31st:

	Leases	Debt	Total
Remainder of 2025	$121,922	$785,404	$907,326
2026	477,956	1,564,607	2,042,563
2027	283,626	260,000	543,626
2028	—	385,000	385,000
2029	—	—	—
Total	$883,504	$2,995,011	$3,878,515

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of July 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of July 31, 2025, due to the presence of material weaknesses in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Subsequent Events

The following subsequent events occurred after July 31, 2025, and prior to the filing of this Quarterly Report on Form 10-Q.

On August 26, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor. Pursuant to the Purchase Agreement, the Company issued a promissory note in the aggregate principal amount of $275,000, for a purchase price of $250,000, reflecting an original issue discount of $25,000. The Note bears interest at 10% per annum and matures 12 months from the issue date.

In addition, the Company issued 25,000 unregistered shares of its common stock, nil par value (the “Commitment Shares”), to the Buyer as additional consideration. The net proceeds from the sale of the Note were approximately $200,000, after deducting legal and placement agent fees. The Company intends to use the net proceeds for general corporate and working capital purposes.

The Note is convertible, upon certain events of default or missed payments, into shares of the Company’s common stock at a price equal to 90% of the lowest closing price during the 10 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice).

The Note provides for monthly amortization payments beginning on February 26, 2026, with all remaining amounts due at maturity on August 26, 2026.

On September 21, 2025, Erick Frim, who had been serving as the Company’s interim Chief Financial Officer and as its principal financial and accounting officer, ceased serving in such roles. Gregory Delory, the Company’s Chief Executive Officer, assumed the responsibilities of principal financial and accounting officer.

On September 16, 2025 the Company issued 83,333 shares as part of a consulting agreement.

On September 21, 2025 the Company executed an extension of the maturity date for the Note payable agreement dated March 12, 2024 for $150,000 until the earlier of the date the Company is able to achieve a listing on a national stock exchange or Nov 1, 2025. Under the terms of the extension the Note was not considered in default. The terms of the amended note were not substantially different than the original and therefore did not result in an extinguishment of the original note.

On September 22, 2025 the Company executed an extension of the maturity of the related party note payable agreement dated March 18, 2024 for $50,000 until the earlier of the date the Company is able to achieve a listing on a national stock exchange or October 31st, 2025. Repayment of the note will occur in monthly installments from October 31st through December 31st 2025. Under the terms of the extension the note was not considered in default. The terms of the amended note were not substantially different than the original and therefore did not result in an extinguishment of the original note.

On September 22, 2025 the Company executed an extension of the maturity date of the unsecured promissory note to Indicia Capital, LLC for $150,000 to October 31st, 2025. Repayment of the note to occur in monthly installments from October 31st through December 31st 2025 or upon investment of $1,000,000 or more. Under the terms of the extension the note was not considered in default. The terms of the amended note were not substantially different than the original and therefore did not result in an extinguishment of the original note.

On September 22, 2025, the Company executed an extension of the maturity date of the $50,000 portion of the note payable agreement dated June 20, 2024 to October 31st, 2025, with repayment of the note to occur in monthly installments from October 31st through December 31st 2025. Under the terms of the extension the note was not considered in default. The terms of the amended note were not substantially different than the original and therefore did not result in an extinguishment of the original note.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1*	Note Amendment dated September 22, 2025, for Promissory Note issued to M. David Shapiro on March 18, 2024, as amended, in the principal amount of $50,000, bearing interest at 9.75% per annum.
10.2*	Note Amendment dated September 21, 2025, for Promissory Note issued to Scott Nealey on March 12, 2024, as amended, in the principal amount of $150,000, bearing interest at 9.75% per annum
10.3*	Note Amendment dated September 22, 2025 for Promissory Note issued to Indicia Capital, LLC dated April 16, 2025
10.4*	Note Amendment dated September 22, 2025, for Promissory Note issued to James Byrd on March 18, 2024, in the principal amount of $50,000,bearing interest at 9.75% per annum
10.5	Securities Purchase Agreement, dated August 26, 2025, by and between Helio Corporation and the Buyer (previously filed as Exhibit 10.1 to the registrant’s form 8-K dated September 2, 2025)
10.6	$275,000 Promissory Note, dated August 26, 2025, issued by Helio Corporation (previously filed as Exhibit 10.2 to the registrant’s form 8-K dated September 2, 2025)
31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein

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

HELIO CORPORATION

Date: September 22, 2025	By:	/s/ Gregory T. Delory
Gregory T. Delory
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial and Accounting Officer)