Form 10-K
period 2025-10-31
Helio Corp /FL/
filed 2026-02-17
CIK 1953988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-56774

HELIO CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Florida	92-0586004
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	(Identification No.)

2448 Sixth Street
Berkeley, CA 94710

(Address of principal executive offices including zip code)

(510) 545-2666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer:	☐	Accelerated Filer:	☐
Non-Accelerated Filer:	☒	Smaller Reporting Company:	☒
		Emerging Growth Company:	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act ((§15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of April 30, 2025, which was the last business day of the registrant’s completed second fiscal quarter for the reported fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $7,515,000  based on the closing price of $6.00 for common stock as determined by OTC Markets and the number of shares of common stock held by non-affiliates of the Company.

As of February 17, 2026, the number of issued and outstanding shares of common stock of the registrant was 23,182,425.

Documents Incorporated by Reference:

None

HELIO CORPORATION

ANNUAL REPORT ON FORM 10-K

For The

Fiscal Year Ended October 31, 2025

i

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the exhibits hereto) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), such as statements relating to our financial condition, results of operations, plans, objectives, future performance or expectations, and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “approximately,” “intend,” “objective,” “goal,” “project,” and other similar words and expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may.” These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and such statements involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) which may cause actual results, performance, or achievements to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements.

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

●	the Company’s ability to continue as a going concern and its future liquidity and capital resources;

●	the Company’s ability to obtain additional financing on acceptable terms, or at all;

●	the timing and extent of the Company’s product development, commercialization, and business strategy;

●	the Company’s ability to execute its business plan and achieve operating objectives;

●	the impact of competition, technological change, and market conditions on the Company’s business; and

●	the Company’s reliance on government customers, contracts, and funding.

While we believe we have identified material risks, these risks and uncertainties are not exhaustive. Other sections of this filing describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

If any of these risks or uncertainties materialize or any of these assumptions prove incorrect, the results of the Company could differ materially from the forward-looking statements. All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K for the fiscal year ended October 31, 2025 (this “Form 10-K” or “Annual Report”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise stated, the terms “Company,” “we,” “us,” “ours” and similar expressions refer to Helio Corporation, a Florida corporation, and its wholly-owned subsidiary, Heliospace Corporation, a Florida corporation.

ii

PART I

ITEM 1. BUSINESS

HELIOSPACE

ENABLING HUMANITY'S PURSUIT OF SPACE

Product Implementation & Services:

EUROPA CLIPPER DEPLOYABLE RADAR ANTENNAS

SUNRISE CUBESAT CONSTELLATION ANTENNAS

Low-cost antennas for the NASA SunRISE CubeSat constellation

DEPLOYABLE SENSORS FOR LUNAR LANDER MISSIONS

JAMES WEBB SPACE TELESCOPE

6m+ HWO
2.4m HST

FORMULATING SOLUTIONS TO COMPLEX SPACE SYSTEMS

Payload technologies and mission formulation for complex space systems like Hubble Servicing, Roman Space Telescope, Habitable Worlds Observatory and Mars Sample Return

BLUE ORIGIN MK I, II LUNAR LANDERS

Corporation Information

Helio Corporation was originally incorporated as Stirling Bridge Group, Inc. (“Stirling Bridge”) on October 3, 2022, in the State of Florida. In May 2023, (“Stirling Bridge”) changed its name to Web3 Corporation. In January 2024, through a share exchange accounted for as a reverse acquisition, Web3 Corporation acquired 100% of the outstanding stock of Heliospace Corporation and changed its name to Helio Corporation (the “Business Combination”). Following the Business Combination, Heliospace became a wholly owned subsidiary of Helio Corporation. Heliospace Corporation was incorporated on March 6, 2018, as a Delaware corporation. For accounting purposes, Heliospace was determined to be the accounting acquirer in the Business Combination and is the sole predecessor of Helio Corporation. Accordingly, the financial statements included elsewhere in this Annual Report reflect the historical financial condition and results of operations of Heliospace prior to the Business Combination and of Helio Corporation and its consolidated subsidiary thereafter.

The Company’s principal executive offices are located at 2448 Sixth Street, Berkeley, California 94710, and its telephone number is (510) 545-2666. The Company’s website is www.helio.space. The information contained on, or accessible through, the Company’s website is not incorporated by reference into this Annual Report.

Company Overview

Helio Corporation (the “Company” or “Helio”) is a technology, engineering and research and development (R&D) holding company serving commercial, government and non-profit organizations in the aerospace industry. Our wholly owned subsidiary, Heliospace Corporation (“Heliospace”), is an aerospace company specializing in the design, engineering, assembly and test of space flight qualified hardware, providing systems engineering, modeling, analysis, integration and test services to customers in government, commercial, private and non-profit markets. With deep expertise in civil space missions combined with a growing business serving commercial companies, our primary company objective is to enable humanity’s pursuit of the scientific and commercial development of space.

The cost of access to space has seen dramatic reductions in the past decade. The domain of space activities, once confined to low-earth and geostationary orbit, now extends to the Moon and beyond. There is a growing need for a diversity of systems and approaches tailored to unique applications and environments. With our current existing hardware, services and solutions, we aim to meet the needs and demands of these growing commercial and government activities in an agile, cost-effective and innovative manner.

The Company’s common stock is quoted on the OTCID marketplace operated by OTC Markets Group under the symbol “HLEO.”

Recent Developments

The following summarizes certain material developments occurring subsequent to the Company’s fiscal year ended October 31, 2025, as well as certain late-fiscal-year events necessary to provide context.

Management and Board Appointments

Appointment of Chief Executive Officer and Chairman (January 5, 2026).

On January 5, 2026, the Company appointed Edward Cabrera as Chief Executive Officer and Chairman of the Board, replacing Gregory T. Delory, who transitioned to the role of Chief Technology Officer and remains a member of the Board. In connection with Mr. Cabrera’s appointment, the Company entered into an executive employment agreement and issued shares of common stock as compensation.

Appointment of Manager of Investor Relations (January 5, 2026).

On January 5, 2026, the Company entered into an employment agreement with Edward W. Cabrera pursuant to which he serves as the Company’s Manager of Investor Relations. In connection with the agreement, the Company issued shares of common stock as compensation for services. The employment agreement and issuance of shares were approved by the Company’s Board of Directors. Mr. Cabrera is the son of Edward Cabrera, the Company’s Chief Executive Officer and Chairman of the Board. See “Related Party Transactions.”

Appointment of Chief Financial Officer (January 19, 2026).

On January 19, 2026, the Company appointed Mark Knauf as Chief Financial Officer. In connection with his appointment, the Company entered into an executive employment agreement providing for equity-based compensation, subject to vesting, and a cash salary payable only upon the Company achieving specified fundraising milestones.

Board Appointments (January 21 and January 26, 2026).

On January 21, 2026 and January 26, 2026, the Company appointed Vikas “Vik” Parti, Mario Martinez, and Bruce T. Campbell to its Board of Directors. Mr. Martinez was appointed Chairman of the Audit Committee, Mr. Campbell was appointed Chairman of the Compensation Committee, and Mr. Parti was appointed Chairman of Intellectual Property.

Financings

Convertible Note Financing (August 26, 2025).

On August 26, 2025, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it issued a convertible promissory note with an aggregate principal amount of $275,000 for gross proceeds of $250,000, reflecting an original issue discount. The note bears interest at 10% per annum and matures on August 26, 2026. In connection with the financing, the Company also issued 25,000 unregistered shares of common stock as commitment shares. Net proceeds were used for general corporate and working capital purposes. Network 1 Financial Securities acted as placement agent in connection with the transaction.

Issuance of Bridge and Convertible Notes (December 19, 2025).

On December 19, 2025, the Company entered into purchase agreements with institutional investors pursuant to which it issued unsecured bridge notes and an unsecured convertible promissory note for aggregate gross proceeds of approximately $250,000, reflecting original issue discounts. The notes bear interest at 12% per annum, mature in 2026, and contain customary default provisions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Convertible Note Financings (January 12 and January 14, 2026).

On January 12, 2026 and January 14, 2026, the Company entered into securities purchase agreements with accredited investors pursuant to which it issued convertible promissory notes for aggregate gross proceeds of $300,000, reflecting original issue discounts of $30,000. The Company received net proceeds after fees, and the notes are convertible into shares of the Company’s common stock subject to specified terms and limitations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Recent Moon Mission

Our delivered space qualified hardware continues to perform on space recent flight missions. On March 17, 2025, the Company announced the successful deployment of its hardware on Firefly Aerospace’s Blue Ghost Mission 1 (BGM1) lander. Heliospace provided deployable mechanisms and sensors as part of the Lunar Magnetotelluric Sounder (LMS) experiment. Led by Southwest Research Institute, LMS is designed to study the interior of the Moon by measuring low frequency electromagnetic fields. Heliospace designed and built unique Remote Electrodes that deploy in four directions up to 60 feet away from the lander, forming a large low frequency antenna on the lunar surface. Heliospace also provided a separate compact boom which deploys a magnetometer sensor upwards from the lander deck to make accurate measurements of magnetic fields. These systems work together to enable the LMS experiment to achieve key scientific objectives in resolving the internal structure of Moon’s mantle.

Market Overview

The global space marketplace is projected to grow from $350 billion today to over $1 trillion by 2040 (Morgan Stanley, Citi forecast, 2021-2022). We believe the growing recognition of the commercial potential of in-space activities, sustained science and technology efforts by both government and private entities, together with defense agency priorities driven by increasing geopolitical concerns will continue to accelerate this trend. Our target market, Satellite System Manufacturing, is expected to have an average market size per year of $2.3 billion for Science & Technology, $750 million for Earth Observation, $5.2 billion for Space Domain Awareness and $1.5 billion for In-Orbit Services from 2025 through 2030 (according to our estimates based on Analysys Mason Ltd., Q4 2022 projections). We intend to continue expansion into the Science & Technology segment, for which we believe we have a significant foothold with our existing products and services, to then develop new opportunities in Space Based Solar Power generation.

The market for space hardware, systems and services is highly fragmented, with few scaled, capable competitors. The capabilities of existing players have been shaped by longstanding government procurements as well as the established communications and navigation equipment markets. There has been significant consolidation over the past few decades, resulting in fewer and less agile or innovative organizations. Cost control, performance and quality remain a challenge for some established incumbents. Meanwhile, the rapidly growing space economy will present a host of new applications and revenue opportunities that many current hardware and services providers are ill equipped to address. To succeed in this evolving market, aerospace companies in particular must be both innovative and agile to answer the needs of emerging new applications and customers. Heliospace aims to expand into these growing market segments by offering responsive, tailored solutions to both established and new customers.

Customer Concentration

Our customers are concentrated in the space industry. While we have a strategy to diversify our sources of revenue (See “Company Growth Strategy” for a description of our strategy), approximately 70% and 75% of our revenue for the fiscal year ended October 31, 2025 and the fiscal year ended October 31, 2024, respectively, was derived, directly or indirectly, from U.S. government sources, either as a prime contractor or as a subcontractor. In each of these periods, more than 67% of our revenue was attributable to three customers. One of these customers, a prime contractor under an indefinite delivery/indefinite quantity (“IDIQ”) contract with NASA, accounted for approximately 31% of our revenue in the fiscal year ended October 31, 2025, and 27% of our revenue in the fiscal year ended October 31, 2024.

Current Hardware and Services Capabilities

We have successfully scaled as a space hardware and services company providing solutions to government, commercial and non-profit customers. This includes hardware and services for over five space missions and hardware deliveries for over three additional missions launching in the near term. We leverage decades of management experience developing hardware capabilities that were successfully used in space for NASA and other space agencies and organizations. Our current commercial-stage hardware includes deployable mechanisms, antennas, booms, structures, and sensors. Our hardware is generally custom designed to customer specifications, assembled, tested and delivered fully qualified and ready for flight as a complete end-to-end solution. We offer systems engineering, modeling & analyses, integration & test, verification, mission formulation and architecture and other services to NASA and commercial customers. These services span a complete integrated analysis suite including structural, thermal, electromagnetic, optical, deployables and other tools to optimize both system and mission design. Integration and test support includes system-level planning, coupled with personnel to assist or observe test flows and ensure proper verification of requirements. Hardware and services are typically provided on a per-project basis using Time and Materials, Cost-Plus, or Fixed Price contracts with monthly payments, and range in size from $100,000 to over $10 million depending on system complexity, customer requirements, and schedule.

Development and Manufacturing

Hardware development occurs at our main facility in Berkeley, California, with over 20,000 sq ft of facilities including assembly and test areas, R&D labs, clean rooms, and thermal-vacuum test equipment. Heliospace leverages existing relationships with an array of vendors vetted under our internal quality control processes to support hardware construction. Our hardware is generally custom designed to customer specifications and translated to drawings including all dimensional and material details. The manufactured components are then sent out for competitive bid to third-party fabricators, who manufacture the components to the required specifications and deliver them to us. We also purchase some finished components from vendors for assemblies, including release mechanisms, heaters, switches, and other specialty components. These components are then assembled, tested and delivered fully qualified and ready for flight as a complete end-to-end solution. Heliospace maintains a vendor management system, which includes vendor surveys and an approved vendor list with specific approval criteria. A quality assurance process is in place for all components we receive, including inspections, paperwork requirements documenting the origin and authenticity of raw materials used, inspection reports, and other evidence that all incoming components meet the specification requirements and applicable regulations. We try to maintain multiple sources for the same component or material, in order to have qualified, alternate sources of supply if our primary source is delayed or does not meet our specifications or quality standards

Raw Materials and Suppliers

Heliospace engages in manufacturing activities at the piece-part and component level, and thus does not maintain an inventory of raw materials. Therefore, we have limited direct exposure to fluctuations in the supply of raw materials. Most of the value we provide with respect to our hardware comes from our design, engineering, assembly and test activities. While some of the components in our hardware require relatively scarce raw materials, our third-party fabricators have historically not experienced difficulty in procuring those materials.

Examples of our Space Qualified Hardware

Deployable radar antennas on the NASA Europa Clipper mission, which will probe the subsurface of Europa

●	Technology developed by Heliospace provided a low mass, small form factor solution for the radar antennas required for the NASA Europa Clipper Mission. The mission launched in October 2024. When stowed, our antennas are sufficiently compact to mount on the spacecraft solar arrays, thus simplifying the design and saving NASA significant cost. When deployed, these large dipole antennas extend to more than 55 feet in length. Heliospace designed, assembled, tested, and delivered these antennas under contract with Caltech as part of the Radar for Europa Assessment and Sounding: Ocean to Near-surface (REASON) instrument onboard Europa Clipper. REASON is a dual-frequency ice penetrating radar instrument designed to characterize and sound Europa’s icy crust from the near-surface to the ocean, revealing the hidden structure of Europa’s ice shell and potential water within. Europa is one of the solar system’s most fascinating objects, where conditions for life may exist, making this an exciting mission for which we were able to provide critical technology. Large deployable mechanisms present a continuing challenge in the space industry for which we have specialized expertise and demonstrated capability. This work was conducted from 2017-2024 pursuant to an $11.8 million cost plus contract. These radar antennas are now fully deployed and operating successfully on the Europa Clipper mission.

Low-cost antennas for the NASA SunRISE CubeSat constellation

●	We developed a solution to provide NASA with a high quantity of compact antennas that will deploy from a constellation of CubeSat class spacecraft on the SunRISE mission. The mission is expected to launch in the summer of 2026, and is designed to image solar eruptions that impact space weather at the Earth causing satellite and communications disruptions. The Heliospace solution enabled four antennas to deploy to over eight feet in length from each cereal-box size SunRISE CubeSat. Compact, deployable antennas and booms for small spacecraft remain a challenge in the space industry, and Heliospace was awarded a NASA Small Business Innovation Research Award Phase I in August of 2024, followed by a Phase II in June of 2025, to further commercialize this technology for broader use throughout the industry. The SunRISE antennas were delivered over a 2-year period pursuant to a $1.1 million contract.

Deployable sensors and mechanisms for use on three lunar landers as part of the NASA Commercial Lunar Payload Services program

●	Our scientists and engineers developed a unique system that deployed four sensors on ballistic trajectories from a lunar lander at distances up to 60 ft, which worked with other instruments to explore the subsurface structure of the Moon. This unique solution is the first of its kind to be used in space for planetary geophysics investigations and has been selected to fly on two missions as part of the NASA Commercial Lunar Payload Services (CLPS) program. The first mission carrying our hardware launched on January 15, 2025, aboard the Firefly Aerospace Blue Ghost Lander and successfully landed and operated in March 2025. These projects are ongoing with combined contract values of $1.37 million.

●	We provided four deployable antennas for a NASA experiment in lunar radio astronomy which flew on the Intuitive Machines (IM-1) lunar mission. They were provided in record time using a simple purchase order requisition, delivered to NASA and successfully deployed in-flight and on the Moon during the IM-1 mission.

After expanding our market into the commercial realm in 2023, in 2025 we provided an antenna calibration system for a lunar orbiter being built by Firefly Aerospace.

●	Under contract with Firefly Aerospace, we designed, built, and delivered a deployable dipole antenna for the Blue Ghost Transfer vehicle, a lunar orbit mission which will provide a radio frequency calibration source. A lunar lander mission called Lusee-Night will then use this source to calibrate its radio telescope to perform astrophysics observations from the lunar far side. Our solution displaced another vendor’s offering due to its heritage and performance. In an expansion of our previous offerings, we are responsible for both the mechanical and radiofrequency testing and performance of the delivered hardware pursuant to a $1.1 million contract in FY 2025.

Prototype mechanisms for the Mars Sample Return program

●	In 2023 and early 2024, while the program was active, we utilized our specialized system-level capabilities and awareness of the NASA Mars Sample Return architecture to play a key role in the design and testing of sample handling hardware involving sample transfer from the rover to an ascent vehicle from the Martian surface, and the subsequent transfer of that sample to an orbiting vehicle for eventual return to Earth.

Heliospace Hardware Projects

Examples of our services include:

Systems engineering, integration, test and operations support for the James Webb Space Telescope.

●	We have provided systems engineering support for the James Webb Space Telescope including system development and testing. With the successful launch of Webb in 2021, our support has continued into the post-launch operational phase. This includes requirements, thermal, structural, deployables and optical system analyses, test and verification approach and results, and in-flight performance and anomaly resolution.

Systems Engineering for Roman Space Telescope, Habitable Worlds Observatory and Atmospheric Observing System, and Mars Sample Return.

●	We have provided systems engineering support for these NASA programs at the mission, spacecraft, and payload level. Activities include requirements definition, implementation, and verification, as well as thermal, structural, and other analyses. For Mars Sample Return, we provided unique insight and stringent eject dynamics performance analysis for the Honeybee Robotics Spin Eject Mechanism as well as formulation engineering of the Capture Containment and Return System for NASA.

Both groups of services above were conducted under Indefinite Delivery/Indefinite Quantity (IDIQ) Time & Materials contracts totaling $11.2 million through September 2022, with a second follow-on contract in place for $8.1 million that continues through September 2027.

Expansion into the commercial market includes systems engineering, analysis and architecture for the Blue Origin Mk I and II lunar landers.

●	Under a subcontract, we provided system architecture studies, modeling, analysis, and recommendations for the Cargo Offloading Subsystem and Surface Access Subsystems as part of the Blue Origin lunar lander designs. These services were concluded under purchase orders totaling $1.25 million to date.

Heliospace Services Projects

Products and Services in Development

Based on the successful foundation of our current products and services, Helio will continue to expand its current offerings to include advanced deployable systems, sensing and deployable payloads, mission systems architectures and integrated solutions. These endeavors focus on the customer objectives for a given space application or mission, optimizing hardware, system design, payload and mission capabilities to enable customers to meet their stated objectives. Examples include payloads such as radar and RF systems, payload integration and test, as well as mission formulation and implementation optimized for customer requirements for applications including remote sensing, science & technology missions. These offerings leverage system-level expertise and awareness, providing turn-key solutions to the growing space economy. In addition to the specialty solutions above, we are currently funded under NASA contract to commercialize flight qualified release mechanisms and a standard deployable antenna design, each of which can be sold in high quantities at high margins.

Examples of some candidate development areas for potential future products and services include:

Payloads such as radar, RF systems and optical

●	We have pioneered distributed RF and Radar mission architectures with Department of Defense (DoD) seed funding of $109,341 that was received under an AFWERX SBIR Phase I in FY 2024. We have developed new advanced deployable antenna concepts and designs under jointly funded programs with the NASA Jet Propulsion Laboratory with applications in Earth remote sensing and intelligence. Optical payload development is also progressing with our contributions to the telescope design for the NASA UVEX mission, with follow-on hardware work in 2025 and our own prototype demonstrators by the end of 2027.

Payload integration and test, mission formulation and implementation optimized for customer requirements.

●	We have been selected by EarthGuard™, a commercial space endeavor offering a revolutionary concept for directly mitigating the accelerating rate of global climate change, as its space systems engineering development partner. We completed a Mission Architecture Study, which successfully reached its major milestones in November of 2025.

●	We are currently under contract with The Breakthrough Foundation for a feasibility study of the mission formulation, implementation, and payload design for a dedicated lunar lander performing radio frequency observations on the far side of the Moon. Mission development is expected to start in FY 2026 and launch in mid-2028.

Space Based Energy Solutions

●	Our support of science and technology missions is currently well established with our hardware and service lines; we intend to expand these offerings into larger integrated solutions in the form of Space Based Solar Power, pursuing large addressable markets with significant revenue growth potential.

Our Competitive Advantages

We believe that we have few direct competitors of similar size and capabilities that provide the breadth of products, solutions and expertise that we offer our customers. Given the market fragmentation, we face competition from different competitors across individual products and applications. Competition within our product offerings range from divisions of large corporations who are challenged by cost control and inflexibility, to small, privately held companies with singular capabilities that lack the infrastructure and capacity to scale. System-level, mission focused engineering combined with deep expertise in the production of space qualified hardware is what we believe will enable Heliospace to effectively scale from current offerings to comprehensive solutions for existing and new customers.

Our competitive advantages include the following:

●	Our experienced, award-winning leadership team is recognized in the field of space science, hardware and system development, with deep expertise in the implementation of space missions in government and commercial settings. The Heliospace company leadership has ensured that technical excellence and customer responsiveness is embedded throughout the organization to achieve mission success, as embodied by our best subcontractor of the year award from NASA JPL, NASA Agency Honor awards for work on the James Webb Space Telescope and repeat customers from NASA (2019-present).

●	We have established a successful capability in developing flight qualified instruments and space mechanisms, a challenging and specialized field for which there are few competitors. The Heliospace leadership team has overseen successful development of over 125 instruments and mechanisms on over 40 space flight missions throughout their careers, both at Heliospace and at the various other institutions at which members of our leadership team served, giving our products and methods extensive real-world testing and proven design heritage.

●	Heliospace is becoming a leader in the development of payloads and systems for lunar exploration, having delivered hardware for three lunar landers, providing system engineering support to the Blue Origin lunar landers, with two additional lunar spacecraft and lander hardware projects in progress. The Company’s founding team has deep expertise in lunar exploration and applications gained throughout their careers, which we believe competitively positions us to leverage new commercial transportation options to the Moon in order to further develop new initiatives in lunar science, exploration and domain awareness.

●	Leveraging our successful Small Business Innovation Research (SBIR) grants, government funding and our own resources, we have developed significant in-house processes and capabilities, including vertical integration of key technologies such as our unique SABER™ deployable booms, release mechanism development and unique assembly and testing capabilities that streamline our production while improving our cost effectiveness.

●	The Heliospace team possesses extensive system-level design expertise that transcends the niche offerings of market competitors, enabling us to provide comprehensive solutions that take into account the entire mission chain in the achievement of customer objectives. This system level awareness feeds into hardware and payload design to ensure mission success and enables our expansion into larger, more ambitious turnkey solutions as we gain new customers.

Company Growth Strategy

Our company growth strategy builds upon our successful hardware and services capabilities, which provides a source of recurring revenue, to expand into providing an emerging new source of energy for humanity: Space Based Solar Power (SBSP). The global demand for electricity has been increasing substantially. In the United States, projections are rapidly  accelerating due to data center growth, domestic industrial expansion, and increasing electrification of overall energy use (U.S. Energy Information Administration, 2025; Inner City Fund (ICF) 2025). To meet this accelerated demand, significant expansion of both fossil fuel based and clean sources of energy are forecasted. The growing possibility of a supply/demand imbalance results in a projected cost of electricity that exceeds the rate of inflation, impacting residential, commercial, and industrial users.

To meet projected demand in the U.S. and globally, new utility-scale power generation will be required. Meeting this demand using clean renewable energy sources remains a challenge, as these have historically been unable to provide baseload capacity – i.e., the ability to provide reliable, constant energy over long periods. Globally, ground-based solar and wind are projected to expand, but have significant variability and low utilization, and are unable to provide baseload capacity. Energy storage to increase reliability and peak capacity are forecast to have an increasing role, but are resource intensive and difficult to deploy at the required scale. Natural gas is increasingly forecast to meet demand due to cost effectiveness and baseload capability, but remains a non-renewable source with environmental impact, and is subject to price volatility. Nuclear energy faces significant challenges in cost of energy, site selection, availability of fuel, vulnerability to natural disasters, and public perception. The problem of energy available is significant: individual large users (i.e., data centers) are increasingly developing their own behind-the-meter sources. Meanwhile for residential customers, electricity prices will increase at a rate faster than inflation, effectively doubling by 2050.

The Solution: SPACE BASED SOLAR POWER (SBSP)

1
2
Space Solar Power Array
3
4
5

1. **<u>Collection</u> of solar energy**
2. **<u>Conversion</u> of solar energy to microwaves**
3. **<u>Transmission</u> of microwave energy to ground station**
4. **<u>Receive</u> microwave energy and convert it to electricity**
5. **<u>Deliver</u> the electricity to utilities, industry**

Heliospace Proprietary Information

11

Space Based Solar Power (SBSP) leverages our best source of energy – our Sun, a giant fusion reactor that will last billions of years. Solar energy in space is abundant, efficient, scalable and constant – a clean source of energy that can provide baseload capability, displacing the role of coal and natural gas and other carbon emitting sources. Falling launch costs combined with advancements in space systems are bringing use of SBSP within the realm of economic feasibility. Using our experience and in-house intellectual property Helio plans to offer a modular, scalable SBSP plant based on HelioSat, our advanced deployable system that expands into large solar collection areas from small spacecraft.

The global market opportunity for electricity supply is substantial, nearly USD $2 trillion in 2025, expanding to $3.7 trillion by 2035. By 2050 global consumption is predicted to double. Within this is a potential fourfold increase forecast to be from clean/renewable sources. A clean renewable source such as SBSP can provide baseload capability to this growing market at a Levelized Cost of Energy (LCOE) of $0.10/kWh over a lifetime of 20 years. Expansion of this system to 100 GW capability yields $811B lifetime profit and an IRR at 11% annually. Helio plans to demonstrate an initial in-space SBSP system by 2030, followed by larger capacity in the following decade. In parallel with this development, the current hardware and services capabilities will continue to expand as well, leveraging the advances we achieve in SBSP for use in adjacent applications for civil, commercial, and defense related use.

Our Challenges

Notwithstanding the foregoing, we operate in a very competitive and rapidly changing environment. While we believe our competitive strengths will contribute to the growth and success of our company, our business is subject to challenges and uncertainties that may prevent us from achieving our business objectives or otherwise adversely affect our business, results of operations or financial condition.

Among the challenges we face in implementing our growth strategy is the need to be agile in answering the needs of emerging new applications such as SBSP, including through successful innovation and continued refinement both of current and newly developed technologies, products, and services. Developing future innovations and satisfying or responding to changing customer demands and industry cycles safely and in a timely and cost-effective manner will require significant capital,and require us to overcome technological hurdles and navigate highly regulated environments. These will be ongoing challenges for our business.

While our growth strategy is achieving an increasing market share from private and commercial customers, a significant amount of our current revenue relies on U.S. government contracts. The changing political landscape, including the new Executive and Congressional leadership and priorities, the increasing U.S. budget deficit and national debt, and disruptions in the U.S. government budget process, impacts our inability to secure additional U.S. government contracts and represents a continuing challenge to our ability to implement our growth strategy.

Investment Highlights

●

We have successfully scaled as a space hardware and services company providing solutions to government, commercial and non-profit customers. This includes hardware and services for over five active space missions and hardware deliveries for over two additional missions expected to launch in 2026 or later.

●	We expect to expand our capabilities to more advanced hardware and services, and payload and mission system solutions by mid-2026, with a focus on SBSP solutions.

●	The global space marketplace is projected to grow from $350 billion today to over $1 trillion by 2040 (Morgan Stanley, Citi forecast, 2021-2022). Large addressable markets in energy use add substantially to future revenue potential.

●	Our leadership team has overseen successful development of over 125 instruments and mechanisms on over 40 space flight missions throughout their careers, giving our products and methods extensive real-world testing and proven design heritage. The leadership team’s systems engineering and architecture experience on noteworthy NASA space missions such as Hubble, James Webb Space Telescope, and the International Space Station provides comprehensive optimized solutions that ensure customer objectives are achieved in the context of the overall mission, including spacecraft, launch vehicle, payload and destination.

●	Our combination of system-level expertise, hands-on capabilities in the development of space qualified hardware, and demonstrated track record of mission success in space provide an ideal foundation for the development of an ambitious but essential project of SBSP.

Our principal executive offices are located at 2448 Sixth Street, Berkeley, CA 94710.

Implications of Being an Emerging Growth Company and Smaller Reporting Company

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to avail itself of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

For so long as we are an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to:

●	Being permitted to present only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this filing (notwithstanding this reduced requirement, have presented three years of audited consolidated financial statements in this filing);

●	Not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”) in the assessment of our internal control over financial reporting;

●	Not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the financial statements;

●	Reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

●	Exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

The Company will cease to be an emerging growth company upon the earliest of: (i) the last day of the fiscal year in which the Company has total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the Company’s first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended; (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the previous three-year period; or (iv) the date on which the Company becomes a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We are also a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). To the extent that we continue to qualify as a smaller reporting company after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; (ii) scaled executive compensation disclosures; and (iii) the requirement to provide only two years of audited financial statements, instead of three years.

Intellectual Property and Protection

The Company has certain proprietary products and processes which are maintained as trade secrets. The Company has no filed or registered copyrights, trademarks or patents. Work on government contracts is generally conducted under the Federal Acquisition Regulation (FAR) rights in data clause, for which we claim limited rights to key technologies on a case-by-case basis. For non-government contracts, proprietary products are protected by non-disclosure agreements, and allocation of rights agreements as appropriate. In addition, each employee signs a proprietary information and inventions agreement. In general, critical details of proprietary products are withheld from release in customer interactions based on the judgment of company leadership.

Seasonality in Our Business

We do not believe our business is subject to significant seasonal variation.

Government Regulation

Our business is subject to a wide range of laws and regulations at the federal, state, and local levels, including employment, health care and safety, privacy, data security, environmental, and other requirements. Compliance with these laws and regulations requires management by the Company, including legal assistance, use of professional employment organizations, and other resources on an ongoing basis. Changes in laws and regulations, and their variations in local jurisdictions, require monitoring and research in order to ensure compliance and obtain the appropriate licenses, certificates, permits, and other documentation necessary to conduct business. Many of these laws and regulations are typical of most business activities, whereas we describe additional regulations at the federal level specific to our Company below.

We currently hold and will continue to pursue contracts with NASA and other U.S. government agencies and will thus be subject to FAR. U.S. government contracts require specialized accounting procedures involving direct and indirect cost, and with fee amounts limited by government or agency policies. Government contracts require both financial and compliance audits that may result in the recovery of funds after expenditure and other cost adjustments. Additional scrutiny may result in additional audits and reviews, triggered by technical or programmatic failures or other events. Gross violations of these policies can result in administrative sanctions such as suspension or debarment from doing business with the U.S. government, or civil and criminal penalties. Contracts subject to the Federal Civil False Claims Act include provisions allowing individuals such as employees to file claims on behalf of the U.S. government for contract violations and other unlawful activities. In addition, working with the U.S. government requires disclosure of certain company information, and mandatory labor, non-discrimination, and environmental compliance, among many other requirements. These aspects of the U.S. government regulation of contracts increase the overhead costs associated with contract compliance and add additional risks in conducting these transactions, while the limited fee structure allowed may limit profit under these contracts.

International space law dictates that all commercial activities in space must obtain the authorization and ongoing supervision of a state, which typically takes the form of a license, and all U.S. space companies are therefore subject to U.S. space policies and regulations. The licenses, approvals, and legality of these activities will vary with customers and applications and evolve over time as political bodies and other stakeholders influence the space law framework. The legal framework of each new contract involving activities in space needs to be individually evaluated. Significant ongoing regulations in this context include the protection and oversight of any transfer of hardware or technology to foreign entities, as governed by the International Traffic and Arms Regulations (ITAR) or the U.S. Department of Commerce. U.S. space companies are responsible for ensuring that foreign persons or entities do not have access to applicable technology under ITAR without obtaining an approved government license. ITAR compliance requires registration with the Directorate of Defense Trade Controls (DDTC), followed by generation and submission of ITAR-compliant export licenses. Protection of data subject to ITAR requires employee training and cybersecurity measures. The Company believes these efforts can collectively cost more than tens of thousands of dollars between both fees and personnel costs but has not incurred any material costs related to ITAR registration to date. For technology not subject to ITAR, shipment or transfer of space technology to foreign entities must obtain a license under the U.S. Department of Commerce. Significant resources can be required to assess and manage these processes to avoid civil or criminal liability. Obligations required under these regulations include registration with the Directorate of Defense Trade Controls (DDTC) and familiarization with the classification of commodities according to Export Administration Regulations (EAR). Ongoing monitoring of changes in export control laws is an important activity that must be maintained to ensure compliance. Additional obligations include the acknowledgment and proper management of customer-supplied technology or information subject to ITAR or EAR.

Employees

As of February 13, 2026, we had approximately 12 employees, ten of whom were hourly ranging from full to part time, and an additional two personnel under consultant  agreements. Most of our full-time employees are highly trained, primarily in the areas of mechanical, structural, and systems engineering and thermal analysis. We are not party to any collective bargaining agreements. Our employees are critical to our long-term success and essential to helping us meet our goals. It is crucial that we continue to attract, retain and motivate exceptional and high-performing employees. To that end, we provide competitive salaries, paid time off, compensatory time and employee stock options.

ITEM 1A. RISK FACTORS

As a “Smaller Reporting Company,” the Company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

In the ordinary course of business, the Company is subject to cybersecurity risks, which the Company manages as a component of its overall risk management strategy. The Company’s management recognizes the impact that cybersecurity threats could have on our business operations, our compliance with regulations and our reputation. The Company has created a cybersecurity monitoring and reporting framework that it uses to respond to any potential cybersecurity risks. As part of this framework, the Company utilizes a third-party vendor to provide network security and assist with protection against cybersecurity risks through network assessments, monitoring, and related activities. The Company’s management continues to assess material risks from cybersecurity threats, its compliance policies, and its reporting framework in order to limit the risk posed by cybersecurity incidents.

Governance

The Board of Directors conducts informed oversight of the Company’s risk management process, including risks from cybersecurity threats. The Board of Directors is responsible for monitoring and assessing strategic risk exposure. The Company’s management is responsible for identifying any potential cybersecurity risks to the Board of Directors and monitoring compliance practices at the operational level.

While the Company believes it has adequate processes and technology in place to detect and respond to cybersecurity threats, the Company is continually at risk given an ever-changing cybersecurity landscape. Accordingly, the Company can provide no assurances that a future cyber-attack would not affect the Company’s business in a material manner. At the effective date of this Annual Report, however, the Company is not aware of any current or past cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

The Company leases its current manufacturing and office facility, located at 2448 Sixth Street, Berkeley, CA 94710. The leased square footage is 20,000 square feet, for $38,192 per month plus expenses. The lease commenced on June 1, 2022 and has an initial term of five years. The Company believes the facility is adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings. From time to time, the Company may be subject to claims, disputes, demand letters, or other legal matters arising in the ordinary course of business; however, management does not believe that any such matters, whether currently asserted or previously threatened, individually or in the aggregate, would have a material adverse effect on the Company’s business, financial condition, or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on OTC Markets under the symbol “HLEO.”

Shares of our common stock have historically been thinly traded, and as a result, our stock price as quoted by OTC Markets may not reflect an actual or perceived value. The following table sets forth the approximate high and low bid prices for our common stock for the last two fiscal years and interim periods. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High Bid	Low Bid
November 1, 2023, through January 31, 2024	$5.00	$1.00
February 1, 2024, through April 30, 2024	$9.00	$2.05
May 1, 2024, through July 31, 2024	$5.30	$4.83
August 1, 2024, through October 31, 2024	$5.00	$5.00

Period	High Bid	Low Bid
November 1, 2024, through January 31, 2025	$7.00	$3.70
February 1, 2025, through April 30, 2025	$7.40	$4.25
May 1, 2025, through July 31, 2025	$9.85	$1.50
August 1, 2025, through October 31, 2025	$2.40	$0.25

Holders

As of October 31, 2025, there were approximately 160 holders of record of our common stock.

Dividends

Holders of the Company’s common stock are entitled to receive dividends when and if declared by its Board of Directors out of funds legally available therefore. The Company, however, has never declared any cash dividends on its common stock and does not anticipate the payment of cash dividends in the foreseeable future. We do not have earnings out of which to pay cash dividends. We may consider payment of dividends at some point in the future when and if we have earnings sufficient for that purpose, but the declaration of dividends is at the discretion of the board of directors, and there is no assurance that dividends will be paid at any time.

Recent Sales of Unregistered Securities

The following summarizes the Company’s unregistered sales of equity securities during and subsequent to the fiscal year ended October 31, 2025.

On August 26, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which it issued a convertible promissory note with an aggregate principal amount of $275,000 for a purchase price of $250,000, reflecting an original issue discount. The note bears interest at 10% per annum and matures on August 26, 2026. In connection with the transaction, the Company also issued 25,000 shares of its common stock as commitment shares. The securities were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the net proceeds were used for general corporate and working capital purposes.

On December 2, 2025, the Company issued an aggregate of 7,398,459 shares of its common stock to Gregory T. Delory, the Company’s then Chief Executive Officer and Chairman of the Board, and Paul S. Turin, the Company’s Chief Engineer and a member of the Board of Directors, in exchange for outstanding indebtedness pursuant to exchange agreements. The shares were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, and no commissions or other remuneration were paid in connection with the exchanges.

On December 19, 2025, the Company entered into purchase agreements with institutional investors pursuant to which it issued two unsecured promissory notes and one unsecured convertible promissory note, together with shares of common stock issuable upon conversion of the notes. The securities were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On January 5, 2026, the Company issued 3,000,000 shares of its common stock to Edward Cabrera in connection with his appointment as Chief Executive Officer pursuant to an executive employment agreement. The shares were issued as compensation for services rendered and were issued in reliance upon Rule 701 promulgated under the Securities Act and Section 4(a)(2) thereof.

On January 5, 2026, the Company issued 1,250,000 shares of its common stock to Edward W. Cabrera in connection with his entry into an employment agreement pursuant to which he serves as the Company’s Investor Relations Manager. The shares were issued as compensation for services rendered and were issued in reliance upon Rule 701 promulgated under the Securities Act and Section 4(a)(2) thereof.

On January 12, 2026 and January 14, 2026, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company issued convertible promissory notes in the original principal amount of $165,000 per note, for an aggregate purchase price of $150,000 per note, reflecting an original issue discount of $15,000. The Company received net cash proceeds of approximately $133,000 in each transaction after deducting placement agent fees and other transaction-related expenses. The notes mature twelve months from issuance and are convertible into shares of the Company’s common stock at the option of the holders at prices determined by reference to the Company’s trading price, subject to specified discounts and adjustment provisions. In connection with each transaction, the Company issued 75,000 shares of common stock as commitment shares, and in the January 14, 2026 transaction, the Company also issued a warrant to purchase up to 330,000 shares of common stock at an exercise price of $0.50 per share, exercisable for five years and subject to a 4.99% beneficial ownership limitation. The securities were offered and sold in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

On January 15, 2026, the Company issued 12,000 shares of common stock to a consultant in consideration for services rendered.

Transfer Agent

The Company’s stock transfer agent is ClearTrust, LLC (“ClearTrust”). ClearTrust’s address is 16540 Pointe Village Drive, Suite 210, Lutz, Florida 33558 and their telephone number is (813) 235-4490. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal years ended October 31, 2025 and 2024.  The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our audited financial statements and the accompanying notes included elsewhere in this Form 10-K. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends that might appear should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K.

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

We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Annual Report or to conform such statements to actual results or revised expectations, except as required by law.

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

One key emerging trend is the proposed shift in federal budget priorities under the Trump administration. In April 2025, the administration released its draft budget proposal for fiscal year 2026, which recommends a significant reduction in overall discretionary spending, including an approximately 50% cut to NASA’s Science Mission Directorate. If enacted, this proposal would have reduced funding for core science programs such as astrophysics, heliophysics, Earth science, and planetary science—areas directly aligned with Heliospace’s technical capabilities and historical contract activity. Subsequent actions by Congress have restored NASA’s budget to near 2024 levels, including $7 billion for science programs that represent a core customer for Heliospace.

While NASA funding has largely been restored, the magnitude of the proposed cuts and the administration’s stated intent to reprioritize government resources away from space science programs present a material uncertainty for our future growth. Any resulting reduction, delay, or cancellation of NASA programs could reduce the number of available contracts, increase competition for limited awards, and adversely impact our future revenue and profitability.

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

As we execute our expansion plans, we have continued to increase the percentage of revenue from private and commercial sources, are actively working to expand our offerings to defense agencies whose budgets remain a priority for the current administration and Congress, and expanding into the new business line of SBSP. However, these plans are subject to risks and uncertainties, and there can be no assurance that they will succeed or fully offset the effects of any reduction in government spending.

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

Results of Operations

Comparison of the Year Ended October 31, 2025 to the Year Ended October 31, 2024

The following table provides certain selected financial information of Helio Corporation for the periods presented:

	Years Ended
	October 31,
	2025	2024	Change	%
Revenues	$3,875,793	$6,891,223	(3,015,430)	(44)%
Costs of revenue	2,952,619	4,153,190	(1,200,571)	(29)%
Operating expenses	4,621,928	4,483,188	138,740	3%
Operating (loss)	(3,698,754)	(1,745,155)	(1,953,599)	112%
Interest expense, net	(327,873)	(89,178)	(238,695)	268%
Amortization of debt discount	(8,188)	-	(8,188)	Increase from zero
Change in fair value of derivative liability	4,344	-	4,344	Increase from zero
Loss on debt extinguishment	-	(28,350)	28,350	Decrease to zero
Net (loss)	$(4,030,471)	$(1,862,683)	(2,167,788)	116%

Loss per share basic and diluted	$(0.36)	$(0.17)

Revenue

Revenue for the year ended October 31, 2025 decreased by 44% to $3,875,793 from $6,891,223 for the year ended October 31, 2024, reflecting a lower overall volume of work compared to the prior years. Contributing factors include continuing budget cuts to NASA programs enacted by the current administration, combined with the extended government shutdown. During the year  ended October 31, 2025, we serviced eleven customers, two of which were direct government customers, four were private or commercial customers and three were non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer. Two commercial customers were serviced whose source of funds was private investment. For the years ended October 31, 2024, we serviced thirteen customers, of which two were direct government customers and seven were private foundations, and four were non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer.

Cost of Revenue

The 29% decrease in cost of revenue for the year ended October 31, 2025 to $2,952,619 from $4,153,190 for the year ended October 31, 2024 mainly reflected the decreased business volume described above. As a percentage of revenue, cost of sales amounted to 75% and 60% in the years ended October 31, 2025 and 2024, respectively. Cost of sales as a percentage of revenue increased by approximately 15% due to a lower overall revenue against certain fixed costs, a loss on one fixed price contract, and charges to one services contract beyond the hours originally allocated to that contract.

Operating Expenses

	Years Ended October 31,
	2025	2024	Change	%
Operating expenses
Personnel expenses	$436,947	$473,527	$(36,580)	(8)%
Facilities expense	692,262	736,062	(43,800)	(6)%
Professional fees	462,592	359,077	103,515	29%
Depreciation expense	22,663	22,663	-	0%
Other general and administrative(1)	3,007,464	2,891,859	115,605	4%
Total	$4,621,928	$4,483,188	$138,740	3%

(1)	Including right of use asset amortization.

Overall operating expenses increased by $138,740, or 3%, to $4,621,928 for the year ended October 31, 2025, as compared to $4,483,188 for the year ended October 31, 2024, driven by professional fees incurred in connection with a public offering attempt and higher G&A expenses associated with this and R&D activities.

Other Expense

Our other expenses are comprised of interest expense, amortization of debt discount, change in fair value of derivative liability and loss on debt extinguishment. Overall other expenses increased by $214,189, or 182%, to $331,717 for the year ended October 31, 2025, as compared to $117,528 for the year ended October 31, 2024. We recorded $327,873 in interest expense in the year ended October 31, 2025 compared to $89,178 in the year ended October 31, 2024, reflecting our increased amount of average outstanding debt and increased rates of interest thereunder. In the year ended October 31, 2025 we recorded amortization of debt discount of $8,188 and the change in fair value of derivative liability of ($4,344), which was due to the issuance of convertible debt in August 2025.

We have not recorded income tax expense or benefit in the years ended October 31, 2025 and 2024 (because of our tax loss carryforwards). We had approximately $3,179,000 of net operating loss carry forwards to offset future federal taxable income as of October 31, 2025.

The NOL carry forward is subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards and research credit carryforwards to offset taxable income and tax, respectively, may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of October 31, 2025. The annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

Net Loss

Our net loss for the year ended October 31, 2025 was $4,030,471, compared to a net loss of $1,862,683 for the year ended October 31, 2024. The change was due to the reasons discussed above.

Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements, which is not alleviated by management’s plans. The consolidated financial statements have been prepared under the going concern basis of accounting. These consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Liquidity and Capital Resources

As of October 31, 2025, the Company had cash and cash equivalents of $7,305 and has historically incurred operating losses and negative cash flows from operations. The Company has funded its working capital, research and development activities, capital expenditures, and other commitments primarily through loans from the Company’s executive officers and directors and other debt financings. The Company has also issued equity securities in non-cash transactions, including in connection with services rendered and debt-related arrangements. The Company expects to continue to incur operating losses and negative operating cash flows as it advances its business and executes its strategic initiatives.

The Company’s primary liquidity requirements include funding operating expenses, research and development activities, engineering and technical personnel costs, general and administrative expenses, professional fees, and costs associated with maintaining its public company reporting obligations. As of October 31, 2025, the Company’s ability to meet its obligations as they become due depend, and is expected to continue to depend, on its ability to obtain additional financing through debt or equity issuances, strategic transactions, or other capital-raising activities.

During fiscal year 2025 and subsequent to October 31, 2025, the Company completed multiple financing transactions to support its liquidity needs.

On August 26, 2025, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it issued a convertible promissory note with an aggregate principal amount of $275,000 for gross proceeds of $200,000 net of an original issue discount of $25,000 and expenses of $75,000 withdrawn from the original proceeds. The note bears interest at 10% per annum and matures on August 26, 2026. In connection with the transaction, the Company also issued unregistered shares of its common stock as commitment shares. Net proceeds were used for general corporate and working capital purposes.

On September 18, 2025, the Company obtained a short-term loan, which totaled $ 63,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 30 weeks. The Company is expected to repay an aggregate of $91,980 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates.

On September 30, 2025, the Company obtained a short-term loan, which totaled $ 60,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 18 weeks. The Company is expected to repay an aggregate of $89,940 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates.

On September 30, 2025, the Company obtained a short-term loan, which totaled $ 60,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 18 weeks. The Company is expected to repay an aggregate of $89,940 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates

On September 30, 2025, the Company obtained a short-term loan, which totaled $ 80,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 24 weeks. The Company is expected to repay an aggregate of $120,000 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates.

Subsequent to October 31, 2025, on December 19, 2025, the Company issued unsecured promissory notes and an unsecured convertible promissory note to institutional investors for aggregate gross proceeds of approximately $250,000, reflecting original issue discounts. These notes bear interest at 12% per annum and mature in 2026.

In addition, on January 12, 2026 and January 14, 2026, the Company issued additional convertible promissory notes to accredited investors for aggregate gross proceeds of $300,000, reflecting original issue discounts of $30,000.

The securities issued in connection with these transactions, including shares of common stock issued or issuable upon conversion of the notes or as consideration for services, were issued in transactions exempt from registration under the Securities Act of 1933, as amended. See “Unregistered Sales of Equity Securities” included elsewhere in this Annual Report for additional information.

Debt Obligations and Contractual Commitments

As of October 31, 2025, the Company had outstanding unsecured notes to related parties with an aggregate principal balance of $1,336,613, bearing interest at rates between 6.5% and 11.25% per annum. $841,613 of these notes mature in fiscal year 2026, with the remaining balance maturing in fiscal years 2027 and 2028.

As of October 31, 2025, the Company also had outstanding debt from unrelated parties under notes payable with an aggregate principal balance of $1,887,034. These notes bear interest at rates of 9.75% and 12.00% per annum and mature within the next two fiscal years. Certain of these notes are secured by the Company’s accounts receivable and by shares of common stock pledged by a shareholder, and certain notes permit acceleration upon the occurrence of specified events. A discussion of the notes issued during the fiscal year ended October 31, 2025 and subsequent thereto is included above.

The Company’s ability to service its debt obligations will depend on its future operating performance and its ability to obtain additional financing.

Subsequent Events

As previously disclosed in Current Reports on Form 8-K filed with the SEC in November 2025, December 2025 and February 2026, the Company received notices of default relating to certain outstanding promissory notes.

As previously disclosed in a Current Report on Form 8-K filed on November 26, 2025, on November 20, 2025, the Company received an email from counsel to the holders of (i) the Company’s secured promissory note dated October 15, 2024 in the original principal amount of $400,000, bearing interest at 9.75% per annum, and (ii) the Company’s secured promissory note dated October 16, 2024 in the original principal amount of $500,000, bearing interest at 9.75% per annum (collectively, the “$900,000 Notes”). The $900,000 Notes are secured by a first-priority security interest in the Company’s accounts receivable. The email asserted that the Company’s failure to repay the $900,000 Notes at their November 5, 2025 maturity date constituted an event of default and stated that it constituted a notice of default. The holders have demanded repayment of the outstanding principal and accrued interest. The Company did not repay the $900,000 Notes on the maturity date. As of February 13, 2026, the total amount outstanding under the $900,000 Notes, including accrued interest, was $865,335.

As previously disclosed in a Current Report on Form 8-K filed on December 2, 2025, on December 1, 2025, the Company received a notice from a noteholder asserting that the Company was in default under its Amended and Restated Secured Promissory Note dated October 15, 2024 in the original principal amount of $250,000, bearing interest at 9.75% per annum (the “$250,000 Secured Note”), due to the Company’s failure to repay the outstanding amount within the applicable grace period following its November 5, 2025 maturity date. The Company did not repay the $250,000 Secured Note on the maturity date. As of February 13, 2026, the total amount outstanding under the $250,000 Secured Note, including accrued interest, was $289,045.

As previously reported in a Current Report on Form 8-K filed on February 12, 2026, on February 7, 2026, the Company received notices of default and demand for payment (collectively, the “February Default Notices”) from the holders of (i) a promissory note dated March 18, 2024 in the original principal amount of $50,000, (ii) a promissory note dated April 16, 2025 in the original principal amount of $150,000, and (iii) a promissory note dated March 18, 2024 in the original principal amount of $50,000 (collectively, the “Extended Notes”).

In September 2025, the Company entered into loan extension agreements with respect to the Extended Notes pursuant to which the maturity dates were extended and installment payments were scheduled through December 31, 2025. Under the terms of the extension agreements, if payments were not made in accordance with the agreed schedule, interest accrues at a rate of 18% per annum deemed to have commenced on July 1, 2025. As of February 13, 2026, the amounts outstanding under the Extended Notes were $61,877 under the $50,000 note dated March 18, 2024, $169,837 under the $150,000 note dated April 16, 2025, and $61,877 under the $50,000 note dated March 18, 2024.

The Company has not entered into any written waiver or forbearance agreement with respect to the foregoing indebtedness and is in discussions with the respective holders regarding potential repayment arrangements; however, no assurance can be given that such discussions will result in a resolution.

Capital Requirements and Going-Concern Considerations

Because of historical and expected operating losses and negative operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements. Management’s plans to address this uncertainty include pursuing additional debt and equity financings, strategic partnerships, and other capital-raising initiatives. However, there can be no assurance that such financing or other arrangements will be available on acceptable terms, or at all.

If the Company is unable to obtain additional capital when needed, it may be required to reduce or delay expenditures, curtail operations, delay or limit strategic initiatives, or pursue other strategic alternatives.

Cash Flows

Comparison of the Years Ended October 31, 2025 to the Years Ended October 31, 2024.

	Years Ended October 31,
	2025	2024
Cash used in operating activities	$(2,065,017)	$(1,560,375)
Cash provided by (used in) investing activities	$-	$-
Cash provided by financing activities	$1,520,770	$1,607,592
Cash on hand (end of period)	$7,305	$551,552

Cash Flows from/used in Operating Activities

For the year ended October 31, 2025, net cash used in operating activities was $(2,065,017), compared to cash used in operating activities of $(1,560,375) for the year ended October 31, 2024.

Our operating cash flow results were affected by the aging and timing of certain working capital items. During the years ended October 31, 2025 and 2024, our negative operating cash flow was attributed mainly to our net loss, as described above.

During the year ended October 31, 2025, the Company reported $(2,065,017) of cash used in operating activities. The Company’s negative operating cash flow was attributed mainly to a net loss of $(4,030,471), decrease in lease obligations of $410,572, and an increase in prepaid expenses and other current assets. This was offset by decreases in right of use asset amortization of $393,016, increase in accrued compensation of $125,150, decrease in accounts receivable of $900,776, decrease in work in progress of $343,218, and an increase in accounts payable and accrued expenses of $133,497.

During the year ended October 31, 2024, the Company reported ($1,560,375) of cash used by operating activities. The Company’s negative operating cash flow was attributed mainly to a net loss of ($1,862,683), increased work in progress of $343,218, decrease in lease obligations of $340,543, and decrease in accounts payable of $223,330. This was offset by decreases in right of use asset amortization of $370,266, increase in accrued compensation of $205,224, and decrease in accounts receivable of $357,977.

Cash Flows used in Investing Activities

During the years ended October 31, 2025 and 2024, net cash used in investing activities was $0.

Cash Flows from/used in Financing Activities

During the year ended October 31, 2025, net cash provided by financing activities was $1,520,770, which included the incurrence of new debt proceeds amounting to $1,944,772, offset by repayments of debt totaling $424,002.

During the year ended October 31, 2024, net cash provided by financing activities was $1,607,592, which included $1,570,000 in net proceeds from incurrence of debt and merger recapitalization of $81,818, offset by repayments of debt totaling $44,226.

Material Cash Commitments

The Company’s material future cash commitments, to be paid from cash flows from operations, are to repay its current debt obligations and payments under leases for its facilities. The Company does not have any material commitments for capital expenditures. The following table shows the material future commitments for the years ending October 31st:

	Leases	Debt	Total
2026	$477,956	$2,853,647	$3,331,603
2027	283,626	260,000	543,626
2028	—	385,000	385,000
2029	—	—	—
Total	$761,582	$3,498,647	$4,260,229

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company,” the Company is not required to provide the information required by this Item.

24

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Helio Corporation

Financial Statements for the Years Ended October 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Helio Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Helio Corporation (the “Company”) as of October 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the years in the two-year period ended October 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024 and the results of its operations and its cash flows for the years in the two-year period ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred net losses and negative cash flow from operations. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Astra Audit & Advisory, LLC

We have served as the Company’s auditor since 2024.

Tampa, Florida

February 17th, 2026

HELIO CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2025	2024
	(audited)	(audited)
Assets
Current Assets:
Cash	$7,305	$551,552
Accounts receivable, net	489,426	1,390,202
Work in progress	-	343,218
Prepaid expenses and other current assets	102,143	-
Total Current Assets	598,874	2,284,972

Property and equipment, net	64,726	87,389
Security deposits	76,655	76,655
Right-of-use assets, net	566,361	959,377
Total Non-current Assets	707,742	1,123,421
TOTAL ASSETS	$1,306,616	$3,408,393

Liabilities and Shareholders’ Deficit

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$273,936	$140,439
Accrued compensation	930,555	805,405
Notes Payable - Related Parties	841,613	420,000
Notes payable	1,737,034	200,000
Convertible notes payable, net of $77,202 in unamortized debt discount	197,798	-
Derivative liability	39,543	-
Operating lease obligations, current	477,956	503,124
Total Current Liabilities	4,498,435	2,068,968

Notes payable - Related Parties, less current portion	495,000	182,877
Notes payable, less current portion	150,000	1,150,000
Operating lease obligations	223,319	608,723
Total Non-current Liabilities	868,319	1,941,600
Total Liabilities	5,366,754	4,010,568

Commitments and contingencies (Note 10)

Shareholders’ Deficit
Common stock, no par value, 100,000,000 shares authorized; 11,371,966 and 11,263,633 shares issued and outstanding as of October 31, 2025 and 2024, respectively	912,369	339,861
Accumulated deficit	(4,972,507)	(942,036)
Total Shareholders’ Deficit	(4,060,138)	(602,175)
Total Liabilities and Shareholders’ Deficit	$1,306,616	$3,408,393

HELIO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	October 31,	October 31,
	2025	2024
Revenue:
Service fees	$2,461,831	$4,766,079
Engineering fees	345,840	1,593,475
Materials	1,068,122	531,669
Total Revenue	3,875,793	6,891,223
Costs of revenue	2,952,619	4,153,190
Gross profit	923,174	2,738,033

Operating expenses
General and administrative expenses	2,933,534	2,799,805
Personnel expenses	436,947	473,527
Facilities expense	692,262	736,062
Professional fees	462,592	359,077
Depreciation expense	22,663	22,663
Right of use amortization	73,930	92,054
Total Operating Expenses	4,621,928	4,483,188

Operating loss	(3,698,754)	(1,745,155)

Other expense:
Interest expense, net	(327,873)	(89,178)
Amortization of debt discount	(8,188)	-
Change in fair value of derivative liability	4,344	-
Loss on debt extinguishment	-	(28,350)
Total other expense, net	(331,717)	(117,528)
Net loss before income taxes	(4,030,471)	(1,862,683)

Provision for income taxes	-	-
Net loss	$(4,030,471)	$(1,862,683)

Basic and diluted net loss per share	$(0.36)	$(0.17)

Weighted average shares outstanding – basic and diluted	11,291,510	11,263,633

HELIO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

FOR THE YEARS ENDED OCTOBER 31, 2025 AND 2024

	No par-value
	Common Stock		Accumulated
	Shares	Amount	Deficit	Totals
Balances as of October 31, 2023 (as previously reported)	16,000,000	$33,256	$920,647	$953,903
Conversion of shares due to recapitalization*	(4,736,367)	81,818	-	81,818
Balances at October 31, 2023, effect of recapitalization	11,263,633	115,074	920,647	1,035,721
Stock-based compensation	-	196,437	-	196,437
Loss on debt extinguishment	-	28,350	-	28,350
Net loss	-	-	(1,862,683)	(1,862,683)
Balances at October 31, 2024	11,263,633	339,861	(942,036)	(602,175)
Stock-based compensation	-	431,005	-	431,005
Common stock issued for services	83,333	125,000	-	125,000
Common stock issued with notes payable	25,000	16,503	-	16,503
Net loss	-	-	(4,030,471)	(4,030,471)
Balances at October 31, 2025	11,371,966	$912,369	$(4,972,507)	$(4,060,138)

HELIO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended October 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,030,471)	$(1,862,683)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation	22,663	22,663
Stock-based compensation	431,005	196,437
Common stock issued for services	125,000	-
Loss on debt extinguishment	-	28,350
Amortization of debt discount	8,188	-
Right of use asset amortization	393,016	370,266
Change in fair value of derivative liability	(4,344)	-
Changes in assets and liabilities
Accounts receivable	900,776	357,977
Prepaid expenses and other current assets	(102,143)	28,482
Work in progress	343,218	(343,218)
Accounts payable and accrued expenses	133,497	(223,330)
Accrued compensation	125,150	205,224
Operating lease obligations	(410,572)	(340,543)
Net cash used in operating activities	(2,065,017)	(1,560,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	887,304	1,400,000
Proceeds from notes payable - related parties	857,468	170,000
Proceeds from convertible notes payable	200,000	-
Repayment of notes payable	(289,502)	-
Repayment of notes payable - related parties	(134,500)	(44,226)
Recapitalization	-	81,818
Net cash provided by financing activities	1,520,770	1,607,592

NET (DECREASE) INCREASE IN CASH	(544,247)	47,217

CASH - BEGINNING OF PERIOD	551,552	504,335

CASH - END OF PERIOD	$7,305	$551,552

CASH PAID DURING THE PERIOD FOR:
Interest	$221,880	$28,157
Income taxes	$-	$3,985

HELIO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2025

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

Change-in-control Transaction

On October 3, 2022, Helio was incorporated in Florida, under the name Stirling Bridge Group, Inc. In May of 2023, the Company changed its name to Web3 Corporation. In January 2024, the Company acquired 100% of Heliospace’s common stock shares in exchange for 9,795,733 newly issued Common Stock Shares of the Company (the “Share Exchange”), and changed its name from Web3 Corporation to the Helio Corporation. The Company’s principal executive offices are located at 2448 Sixth Street, Berkeley, CA 94710. The transaction was accounted for as a recapitalization of Heliospace as Heliospace was deemed the accounting acquirer. The historical financial statements are that of Heliospace; therefore the pre-transaction financial statements are that of Heliospace. The transaction was effective on January 4, 2024 and combines the financial statements from the transaction date forward.

Liquidity

The Company has historically funded its working capital, research and development and capital expenditure requirements and other commitments (including debt service and repayment) from its operating cash flows, debt financing, and issuances of equity. The Company has historically experienced negative cash flows from operations and recurring net losses.

In May and June 2025, the Company entered into an additional note payable agreement and a Receivables Sale Agreement to obtain additional funding (see Note 5). Additional financing or capital investment will be necessary to sustain operations for one year from the issuance of these consolidated financial statements.

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

The Company will need to raise substantial additional capital to accomplish its business plan for the foreseeable future. There can be no assurance as to the availability, if any, or terms upon which such financing and capital might be available in the future. As of October 31, 2025, the Company had cash and cash equivalents of $7,305, a decrease of $544,247 from $551,552 as of October 31, 2024.

The Company has outstanding unsecured notes to certain related parties with an aggregate outstanding principal balance of $1,336,613 as of October 31, 2025, the proceeds of which were used to meet working capital and cash flow management needs. The notes bear interest at between 6.5% and 11.25% per annum. $841,613 of these notes mature in the 2026 fiscal year, and the remaining $495,000 mature in the 2027 or 2028 fiscal years. Note that the terms of these related party transactions are not necessarily indicative of what third parties would agree to.

As of October 31, 2025, the Company has outstanding debt from unrelated parties pursuant to notes payable in the aggregate principal amount of $2,162,033. These notes bear interest at 9.75% and 50.00% and mature within the next two fiscal years. Certain of these notes were initially convertible but were amended to eliminate the conversion features in consideration of the issuance by the Company and/or the transfer by certain shareholders of shares of the Company’s common stock (See Note 5). Interest on these notes either accrues or is paid quarterly or at maturity along with principal, as specifically described in the note. Upon the occurrence and during the continuance of any default by the Company under any of the above notes, which default is not cured within fifteen (15) days following written notice of such default from the payee, the payee may declare the entire unpaid principal and unpaid interest immediately due and payable. Certain of these notes are secured by the Company’s accounts receivable, and by shares of common stock pledged by one of the Company’s shareholders. In addition, certain of these notes become due, and the payees under certain of these notes have the right to accelerate their notes, upon the completion of an offering.

Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements. The consolidated financial statements have been prepared under the going concern basis of accounting. These consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements, which include the accounts of and its wholly owned subsidiary, HelioSpace, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements present the financial position, results of operations, and cash flows of the Company for the years ended October 31, 2025 and 2024. The consolidated financial statements have been prepared on the accrual basis of accounting and are presented in U.S. dollars. The Company’s fiscal year ends on October 31.

Reclassification

In the preparation of the consolidated financial statements, the Company identified a $50,000 amount previously classified as Notes payable was more appropriately classified as Notes payable – related parties within the consolidated balance sheet as of October 31, 2024. Upon evaluation, the Company determined that the impact of this reclassification was immaterial to the consolidated financial statements taken as a whole. The reclassification is reflected within the October 31, 2024 balances presented in the accompanying consolidated balance sheets, and was made to enhance comparability and transparency of the financial statements.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three (3) months or less to be cash equivalents. The Company has no cash equivalents as of October 31, 2025 and 2024.

Cash accounts are insured at the Federal Deposit Insurance Corporation limits of $250,000 per bank. At times throughout the year, such bank balances may have exceeded the federally insured limit. As of October 31, 2025, there were no bank balances in excess of the federally insured limit.

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

As of October 31, 2025 and 2024, there was no amount recorded relating to the allowance for credit losses. The Company writes off bad debts as they occur during the year, if applicable. Accounts receivable as of October 31, 2025 and 2024 was $489,426 and $1,390,202, respectively.

Property and Equipment, net

Property and equipment is stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in the consolidated statements of operations during the period in which the disposal occurred. The Company computes depreciation utilizing estimated useful lives, as stated below:

Property and Equipment, net Categories	Estimated Useful Life
Furniture and equipment	10 Years

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of October 31, 2025 or 2024, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.. Accordingly, actual results could differ from those estimates.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at October 31, 2025 and 2024.

	October 31, 2025			October 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$—	—	$39,543	$—	—	—

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

Earnings (loss) Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of outstanding common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of October 31, 2025 and 2024, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	October 31,
	2025	2024
Stock options	1,750,971	1,422,307
Convertible notes payable	393,717	-
Total common stock equivalents	2,144,688	1,422,307

Leases

The Company accounts for leases based on ASC Topic 842, Leases. Based on this standard, the Company determines if an agreement is a lease at inception. Operating leases are included in right-of-use asset, current operating lease obligations, and operating lease obligations, in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term debt, net and long-term debt, less current portion, and debt issuance costs in the Company’s consolidated balance sheets.

As permitted under Accounting Standards Updated (“ASU”) 2016-02 Leases (Topic 842) the Company has made an accounting policy election not to apply the recognition provisions of ASU 2016-02 to short term leases (leases with a lease term 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term.

Research and Development

Research and development costs are expensed as incurred. These costs include, but are not limited to, employee related expenses, including salaries, benefits and stock-based compensation of research and development personnel, supplies; facilities, depreciation and other expenses, which include direct and allocated expenses for rent, utilities and insurance. During the years ended October 31, 2025 and 2024, the company recorded $215,088 and $325,381 in research and development costs, respectively, which is categorized in the general and administrative expense section of the consolidated statements of operations.

Stock based-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718, Stock Compensation. The computation of the expense associated with stock-based compensation requires the use of a valuation model. The Company currently obtains valuation reports according to FASB ASC Topic 718 — Stock Compensation (“ASC 718”). Equity-based compensation consists solely of stock option awards, including Incentivized Stock Options (ISOs) and Non-Qualified Stock Options (NSOs), whose exercise prices are determined by the 409A valuation reports. Compensation expense is recognized ratably over the vesting period as the employee provides services. See Note 8 – Stock Options for additional information.

Benefit Plan

From November 1, 2024 through July 31, 2025 the Company offered a 401(k) plan, in which employees were eligible to participate in the plan on the first day of the month following the date of hire. Under the plan employees may defer up to $23,500 for 2025 and $23,000 for 2024. The Company was required to contribute on behalf of each eligible participating employee, matching 100% of the participants deferral not to exceed 4% of employee compensation. Employees will share in the matching contribution regardless of the amount of service completed during the plan year. Employees will become 100% vested in the employer matching contributions after six years of service. Subsequent to July 31st 2025 the company separated from its payroll and benefits provider, temporarily taking these functions in-house. In the year ended October 31, 2025, the benefit contribution was $246,737. In the year ended October 31, 2024, the benefit contribution was $271,402. Benefit contributions are included within general and administrative expenses in the consolidated statements of operations.

Subsequent Events

The Company evaluates events and transactions that occur after the consolidated balance sheet date through the date the consolidated financial statements are issued or available for issuance, to determine whether they should be recognized or disclosed in the consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3: PROPERTY AND EQUIPMENT

The major classifications of property and equipment are summarized as follows:

	October 31, 2025	October 31, 2024
Property and equipment	$465,091	$465,091
Less accumulated depreciation	(400,365)	(377,702)
Property and equipment, net	$64,726	$87,389

Depreciation expense for each of the years ended October 31, 2025 and 2024 was $22,663.

NOTE 4: NOTES PAYABLE – RELATED PARTIES

Between April 2022 and September 2025, certain related parties, including the Company’s Chief Executive Officer and Director and its Chief Engineer and Director, made various loans to the Company. The balance at October 31, 2025 and October 31, 2024 was $1,336,613 and $602,877, respectively. The loans’ terms are between 5 and 36 months and are classified as current and non-current liabilities on the consolidated balance sheets with 6.50% to 11.25% interest per annum. All unpaid principal, accrued interest, and other amounts owing under the above notes are paid at maturity. These notes are collateralized with the Company receivables and other assets.

Included within the notes payable – related parties balance is a convertible note agreement entered on March 18, 2024 for $50,000. The convertible note was scheduled to mature on March 18, 2026 and carries an interest rate of 9.75% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at $2.00 per share. On October 31, 2024, the Company amended the agreement with the holder of the note to change its maturity to the earlier of the date that the Company lists its securities on a national stock exchange or March 31, 2025 and eliminated the conversion feature of the note. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $4,895 and $203 for the years ended October 31, 2025 and 2024, respectively. Accrued interest as of October 31, 2025 and 2024 is $5,098 and $203, respectively, which was accrued on the consolidated balance sheets within the Accounts payable and accrued expenses line item. On April 25, 2025, the Company executed an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. The note has recently been extended to December 31, 2025. However, the note is considered in default as of the date of this report. The terms of the amended note were not substantially different than the original and therefore did not result in an extinguishment of the original note.

On April 16, 2025, the Company issued an unsecured promissory note in the principal amount of $150,000 to Indicia Capital, LLC. The note bears interest at a rate of 9.75% per annum and matures on the earlier of (i) 180 days from the date of issuance or (ii) the date the Company receives at least $1,000,000 in new financing. In connection with the issuance of the note, the Chief Executive Officer and Director transferred 15,000 shares of the Company’s common stock to Indicia Capital as additional consideration to enter the loan. James Byrd, who serves as a co-manager and holds a 50% membership interest in Indicia Capital, was the original organizer of the Company by virtue of having founded the Company in October 2022. Accordingly, the transaction is considered a related party transaction. The loan incurred interest expense of $7,934 for the year ended October 31, 2025. Accrued interest as of October 31, 2025 is $7,934, which was accrued on the consolidated balance sheet as of October 31, 2025 within the Accounts payable and accrued expenses line item.

	October 31, 2025	October 31, 2024
Notes payable – related parties, current portion	$841,613	$420,000
Notes payable – related parties, non-current portion	495,000	182,877
Total notes payable – related parties	$1,336,613	$602,877

The aggregate maturity on the notes payable – related parties as of October 31, 2025, are as follows:

On Demand	$558,736
2026	282,877
2027	110,000
2028	385,000
1,336,613
Less current portion	(841,613)
Notes payable – related parties, non-current portion	$495,000

NOTE 5: NOTES PAYABLE

On March 12, 2024, the Company executed a note payable agreement for $150,000. The note originally matured on March 12, 2025 and carries an interest rate of 12% per annum. On April 25, 2025, the Company executed an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. The note has recently been extended to December 31, 2025. However, the note is considered in default as of the date of this report. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $18,074 for the year ended October 31, 2025. The loan incurred interest expense of $10,500 for the year ended October 31, 2024. Accrued interest as of October 31, 2025 and October 31, 2024 is $29,456 and $10,500, respectively, which was accrued on the consolidated balance sheets within the Accounts payable and accrued expenses line item.

On June 20, 2024, the Company executed a convertible note payable agreement for $450,000 with a venture capital fund. The convertible note matures on June 20, 2026 and carries an interest rate of 9.75% per annum. The principal and prior accrued interest of the note were convertible into shares of the Company’s common stock at $2.00 per share. On October 7, 2024, $50,000 of the note payable was assigned to an unrelated holder, which became the note entered into on March 19, 2024 described in Note 4. On October 31, 2024, the Company amended the agreement with the holder of the $50,000 note to change its maturity to the earlier of the Company listing on a national stock exchange or March 31, 2025 and eliminated the conversion feature of the note. On October 17, 2024, the Company amended the agreement with the holder of the $400,000 note, which eliminated the conversion feature and advanced the date of the loan to November 5, 2025. Interest on the notes is paid quarterly or accrued and is to be repaid at maturity along with principal, as specifically described in the notes. The Company accounted for the amendment as an extinguishment of debt and recorded a loss of $8,100 on the consolidated statements of operations for the year ended October 31, 2024. The $400,000 loans incurred $39,160 and $16,250 of interest expense for the years ended October 31, 2025 and 2024, respectively. Accrued interest as of October 31, 2025 and 2024 is $3,312 and $16,250, which was accrued on the consolidated balance sheets within the Accounts payable and accrued expenses line item. The $50,000 loan incurred $4,895 and $4,875 of interest expense for the years ended October 31, 2025 and 2024, respectively. Accrued interest as of October 31, 2025 and 2024 is $7,900 and $4,875 which was accrued on the consolidated balance sheets within the Accounts payable and accrued expenses line item. On April 25, 2025, the Company executed a loan amendment for an extension of the maturity date of the $50,000 portion of the note payable until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. The note has recently been extended to December 31, 2025. However, the note is considered in default as of the date of this report. The terms of the amended note were not substantially different than the original and therefore did not result in an extinguishment of the original note. On July 2, 2025, the Company entered into separate Stockholder Pledge Agreement with the holder of $400,000 of the above notes with the Company’s former director and executive officer and Chief Operating Officer to secure the Company’s obligations. Pursuant to the Pledge Agreements, each Pledgor pledged 1,000,000 shares of the Company’s common stock as collateral. The Pledge Agreements require the pledged shares to maintain a collateral coverage ratio equal to 400% of the outstanding principal amount of the Notes, based on a $4.00 per share valuation. If the Secured Party delivers a collateral call notice due to a decline in the value of the pledged shares or a dilution event, the Pledgors or the Company are required to provide additional shares. Failure to do so may constitute an event of default under the Notes.

On July 31, 2024, the Company issued a convertible note payable agreement for $250,000. The convertible note matures on October 31, 2025 and carries an interest rate of 13% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at a price per share equal to a 30% discount per share of the final per-share price of a planned public offering. Subsequent to the issuance of the convertible note the Company amended the agreement with the holder which eliminated the conversion feature, changed the interest rate to 9.75% per annum, increased the principal of the note to $500,000, and extended the maturity date of the loan to November 5, 2025. Interest on the note either is paid quarterly or accrues and is paid at maturity along with principal, as specifically described in the note. Due to the elimination of the conversion feature the Company accounted for the amendment as a significant change resulting in an extinguishment of debt and recorded a loss of $15,750 on the consolidated statements of operations for the year ended October 31, 2024. The loan incurred interest expense of $47,856 for the year ended October 31, 2025. The loan incurred interest expense of $7,786 for the year ended October 31, 2024. Accrued interest as of October 31, 2025 and 2024 is $3,602 and $7,786, respectively, which was accrued on the consolidated balance sheets within the Accounts payable and accrued expenses line item. During the year ended October 31, 2025, the Company repaid $65,000 in principal and $52,780 in interest. On July 2, 2025, the Company entered into separate Stockholder Pledge Agreement with the holder of the above note with the Company’s former director and executive officer and Chief Operating Officer to secure the Company’s obligations. Pursuant to the Pledge Agreements, each Pledgor pledged 1,000,000 shares of the Company’s common stock as collateral. The Pledge Agreements require the pledged shares to maintain a collateral coverage ratio equal to 400% of the outstanding principal amount of the Notes, based on a $4.00 per share valuation. If the Secured Party delivers a collateral call notice due to a decline in the value of the pledged shares or a dilution event, the Pledgors or the Company are required to provide additional shares. Failure to do so may constitute an event of default under the Notes.

On July 31, 2024, the Company executed a convertible note payable agreement for $250,000. The convertible note matures on May 1, 2025 and carries an interest rate of 13% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at $2.00 per share. The Company may not prepay the note within the first 180 days of the note date. Subsequent to the issuance of the convertible note the Company amended the agreement with the holder which eliminated the conversion feature, changed the interest rate to 9.75% per annum, and extended the maturity date of the loan to November 5, 2025. Interest on the note either accrues or is paid quarterly or at maturity along with principal, as specifically described in the note. The Company accounted for the amendment as an extinguishment of debt and recorded a loss of $4,500 on the consolidated statements of operations for the year ended October 31, 2024. The loan incurred interest expense of $24,475 the year ended October 31, 2025. The loan incurred interest expense of $7,786 the year ended October 31, 2024. Accrued interest as of October 31, 2025 and October 31, 2024 is $2,070 and $7,786, respectively, which was accrued on the consolidated balance sheets within the Accounts payable and accrued expenses line item. During the year ended October 31, 2025, the Company repaid $29,539 in interest.

On January 9, 2025, the Company executed a note payable agreement for $50,000. The note matures on January 9, 2027 and carries an interest rate of 9.75% per annum. The Company may not prepay the note within the first 180 days of the note date. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $4,895 for the year ended October 31, 2025. Accrued interest as of October 31, 2025 is $3,951, which was accrued on the consolidated balance sheet as of October 31, 2025 within the Accounts payable and accrued expenses line item.

On February 3, 2025, the Company executed a note payable agreement for $100,000. The note matures on February 9, 2027 and carries an interest rate of 9.75% per annum. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $7,353 for the year ended October 31, 2025. Accrued interest as of October 31, 2025 is $7,246, which was accrued on the consolidated balance sheet as of October 31, 2025 within the Accounts payable and accrued expenses line item.

On May 19, 2025, the Company obtained a short-term loan, which totaled $ 250,000, from a single lender to fund operations. This loan included origination fees totaling $ 7,500 for net proceeds of $ 242,500. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 52 weeks. The Company is expected to repay an aggregate of $311,000 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates. The loan incurred interest expense of $40,516 for the year ended October 31, 2025. Accrued interest as of October 31, 2025 is $13,535.

On June 8, 2025, the Company entered into a Receivables Sale Agreement pursuant to which the Company sold receivables totaling $192,000 to a third party for $150,000 from which fees of $2,000 were deducted for net proceeds of $148,000. The purchasers right to receive remittances under this agreement is contingent upon the Company’s receipt of the receivables. The expected repayment is approximately $3,700 based on 3.27% of the Company estimated sales revenue. The estimated term is 1 year. The agreement is guaranteed by certain officers and directors of the Company. The loan incurred interest expense of $16,154 for the year ended October 31, 2025. Accrued interest as of October 31, 2025 is $0.

On September 18, 2025, the Company obtained a short-term loan, which totaled $ 63,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 30 weeks. The Company is expected to repay an aggregate of $91,980 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates. The loan incurred interest expense of $5,796 for the year ended October 31, 2025. Accrued interest as of October 31, 2025 is $0.

On September 30, 2025, the Company obtained a short-term loan, which totaled $ 60,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 18 weeks. The Company is expected to repay an aggregate of $89,940 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates. The loan incurred interest expense of $6,653 for the year ended October 31, 2025. Accrued interest as of October 31, 2025 is $0.

On September 30, 2025, the Company obtained a short-term loan, which totaled $ 60,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 18 weeks. The Company is expected to repay an aggregate of $89,940 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates. The loan incurred interest expense of $6,653 for the year ended October 31, 2025. Accrued interest as of October 31, 2025 is $0.

On September 30, 2025, the Company obtained a short-term loan, which totaled $ 80,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 24 weeks. The Company is expected to repay an aggregate of $120,000 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates. The loan incurred interest expense of $6,667 for the year ended October 31, 2025. Accrued interest as of October 31, 2025 is $1,667. The Company evaluated the Receivables Sale Agreement to determine if it meets the definition of a contract liability under ASC 606 or if it meets the definition of debt under ASC 470, Debt. The contract meets the definition of debt as there is no obligation to perform services and the instrument is to be repaid with cash.

	October 31, 2025	October 31, 2024
Notes payable, current	$1,737,034	$200,000
Notes payable, less current portion	150,000	1,150,000
Total notes payable	$1,887,034	$1,350,000

The aggregate maturity on the notes payable as of October 31, 2025, are as follows:

2026	$1,737,034
2027	150,000
1,887,034
Less current portion	(1,737,034)
Notes payable, non-current portion	$150,000

NOTE 6: CONVERTIBLE NOTES PAYABLE

On August 26, 2025, the Company executed a note payable agreement for $275,000 from which $75,000 in fees were deducted for net proceeds of $200,000. The note matures on August 26, 2026 and carries an interest rate of 10% per annum. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. In addition, the Company issued 25,000 unregistered shares of its common stock (the “Commitment Shares”), to the Buyer as additional consideration. The Note is convertible, upon certain events of default or missed payments, into shares of the Company’s common stock at a price equal to 90% of the lowest closing price during the 10 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice). The loan incurred interest expense of $4,973 for the year ended October 31, 2025. Accrued interest as of October 31, 2025 is $4,973, which was accrued on the consolidated balance sheet as of October 31, 2025 within the Accounts payable and accrued expenses line item. During the year ended October 31, 2025, the Company recorded $8,188 in debt discount amortization related to the note. As of October 31, 2025, the carrying value of the note amounted to $197,798, which is $275,000 less $77,202 in unamortized discount.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

Embedded derivatives

The Company’s convertible promissory note dated August 26, 2025 gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of October 31, 2025 and the amounts that were reflected in income related to derivatives for the period ended:

	October 31, 2025
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	393,717	$39,543
Total	393,717	$39,543

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended October 31, 2025 and 2024:

	For the Years Ended
	October 31, 2025	October 31, 2024
Embedded derivatives	$4,344	$-
Loss on issuance of derivative	-	-
Total gain (loss)	$4,344	$-

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. The Company has selected the Monte Carlo Simulation Model, which approximates the Monte Carlo Simulations, valuation technique to fair value the embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Monte Carlo Simulation Model technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. For instruments in which the time to expiration has expired, the Company has utilized the intrinsic value as the fair value. The intrinsic value is the difference between the quoted market price on the valuation date and the applicable conversion price.

Significant range of inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date	Period Ended
	August 26, 2025 Note	October 31, 2025
Underlying price on valuation date	$0.79 - 1.03	$0.79 - 1.03
Effective contractual conversion rates	$0.68 - 0.88	$0.68 - 0.88
Contractual term to maturity	0.50 - 1.00 years	0.32 - 0.82 years
Market volatility:
Volatility	24.69 - 26.90%	20.23 - 25.29%
Risk-adjusted interest rate	3.85 - 4.06%	3.70 - 3.89%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of October 31, 2025 and 2024.

	October 31, 2025	October 31, 2024
Balances at beginning of period	$-	$-
Issuances:
Embedded derivatives	43,887	-
Gain on extinguishment of debt	-	-
Changes in fair value inputs and assumptions reflected in income	(4,344)	-
Balances at end of period	$39,543	$-

NOTE 8: STOCK OPTIONS

The 2018 Equity Incentive Plan was approved by the Board of Directors on July 1, 2018 and the Company amended the equity plan on December 17, 2023. In conjunction with the recapitalization and effective January 3, 2024, the Company adopted the Heliospace 2018 Equity Plan as the Company’s Plan (“Equity Plan”). On August 19, 2025, the Company adopted the Helio Corporation 2025 Equity Incentive Plan (the “2025 Plan”), which was also approved by the Company’s stockholders on August 19, 2025. The 2025 Plan is intended to assist the Company in recruiting and retaining employees, officers, directors, and consultants, and to provide incentives tied to increases in the value of the Company’s equity. Unless terminated earlier by the Board, the 2025 Plan will terminate on August 19, 2035, and no awards may be granted after that date.

The Equity Plan limits the shares of common stock authorized to be awarded as stock awards to 2,382,352 shares as of October 31, 2025 and October 31, 2024, respectively. Employees are provided stock options vesting over a period of four years with a one-year cliff. After one year, 25% of the award size vests followed by 1/48th of the award size for each month thereafter. On a case-by-case basis, options have been granted outright with no vest period.

Due to the change-in-control transaction described in Note 1, there was a recapitalization for which the Company’s stock options were adjusted for the new capital structure. The Company adjusted each of the granted options a 0.612 factor.

During the years ended October 31, 2025 and 2024, there were 478,340 and 239,990 stock options granted, respectively.

The grant date fair value was calculated using the Black-Scholes option pricing model using the following weighted average inputs:

Risk free interest rate	3.88%
Expected term (years)	4.63
Expected volatility	60.10%
Expected dividends	0.00%

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

Balance as of October 31, 2023	2,004,135	$0.08	7.56	$140,289
Recapitalization of options	(777,241)	-	-	-
Issued	239,990	0.15	4.15	1,163,951
Canceled	(44,577)	-	-	(219,319)
Exercised	-	-	-	-
Balance as of October 31, 2024	1,422,307	$0.09	7.27	$6,980,951
Issued	328,644	$1.90	10.00	-
Canceled	-	-	-	-
Exercised	-	-	-	-
Balance as of October 31, 2025	1,750,971	$0.43	6.73	$438,197
Exercisable as of October 31, 2025	1,599,619	$0.46	6.64	$395,743

Stock-based compensation from stock awards for the year ended October 31, 2025 and 2024 was $431,005 and $196,437, respectively. As of October 31, 2025 and 2024, there remained $110,981 and $272,482 of unrecognized stock-based compensation from stock option awards, respectively. As of October 31, 2025, there were 1,599,619 shares of common stock related to stock option grants that were vested and 151,352 stock option grants that were unvested. As of October 31, 2024, there were 1,105,507 shares of common stock related to stock option grants that were vested and 316,800 stock option grants that were unvested.

The fair value of the stock was determined using observable inputs (level 2 fair value measurement) with a market approach technique. The main input for the common stock fair value was the price of the Company’s common stock as of the date of the grant.

NOTE 9: LEASES

The Company leases its office and manufacturing facility with both classified as operating leases. The Company recognized right of use assets and lease liabilities pursuant to these leases. Leases with an initial term of 12 months or less or leases that are immaterial are not included on the consolidated balance sheets. The lease liability was calculated at the commencement date of each lease by discounting the future payments using the Company’s incremental borrowing rate of 10%.

In addition, the Company is a lessee under four leases with an initial term of 12 months or less. These leases combine for approximately $47,000 and $126,000 of lease expense for the years ending October 31, 2025 and 2024, respectively.

The lease for the manufacturing facility commenced on June 1, 2022 and has a term of five years. For the first year the monthly lease payments were $36,000. The monthly lease payments are subject to an annual increase of 3%.

The office lease commenced on September 1, 2023 and has a term of two years. The rent is fixed at $3,909 for the term of the lease. This lease expired on August 1, 2025 and was not renewed.

Right-of-use asset is summarized below:

	October 31, 2025	October 31, 2024
Office lease	$1,788,571	$1,873,282
Less: accumulated amortization	(1,222,210)	(913,905)
Right-of-use asset, net	$566,361	$959,377

Operating lease liability is summarized below:

	October 31, 2025	October 31, 2024
Office lease	$701,275	$1,111,847
Less: current portion	(477,956)	(503,124)
Long term portion	$223,319	$608,723

Future minimum lease payments required under operating leases on an undiscounted cash flow basis as of October 31, 2025 were as follows:

2026	$477,956
2027	283,626
Total future minimum lease payments	$761,582
Less imputed interest	(60,307)
Total operating lease liability	$701,275

The Company recognized rent expense pursuant to these leases on the straight-line basis in accordance with the guidance in ASC 842. The Company recognized rent expense of $393,016 and $400,075 for the years ended October 31, 2025 and 2024, related to these leases, which is included within facilities expense on the consolidated statements of operations.

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

NOTE 11: INCOME TAXES

There was no income tax expense reflected in the results of operations for the years ended October 31, 2025 and 2024, because the Company carried forward net losses for tax purposes.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended October 31, 2025 and 2024:

	October 31, 2025	October 31, 2024
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	7.12%	9.76%
Change in valuation allowance	(26.62)%	(26.62)%
Other	(1.51)%	(1.51)%
Totals	-	-%

Deferred tax assets as of October 31, 2025 and October 31, 2024 consist of the following components:

	October 31, 2025	October 31, 2024
Deferred tax assets	$-	$-
Net operating loss carryforwards	1,405,286	520,874
Stock based compensation	175,581	54,970
ROU Liabilities	36,877	(159,339)
Other	210	210
Total deferred tax asset	$1,617,954	$416,715
Valuation allowance	(1,605,655)	(613,609)
Deferred tax assets, net	$12,299
Deferred tax liabilities		$(196,894)
ROU Assets	(1,527)	214,006
Depreciation	(10,772)	(17,113)
Net deferred tax assets	$-	$-

The Company has net operating loss carry forwards available to offset future taxable income. Current tax laws limit the Company’s ability to utilize these carryforwards. Because the Company’s realization of the deferred tax assets is not certain, the Company fully offset the deferred tax assets resulting from these carryforwards with a valuation allowance. The Company has approximately $1,180,000 of federal and state net operating loss carrying forwards to offset future federal taxable income as of October 31, 2025.

The Company recognizes uncertain tax positions taken when filing its tax returns if it is more likely than not that the tax authorities will not uphold the position based on current tax law. As of October 31, 2025, the company has not identified any uncertain tax positions.

NOTE 12: CLIENT CONCENTRATIONS

Four customers accounted for 98% of the Company’s outstanding receivables on October 31, 2025 and four customers accounted for 90% of the Company’s outstanding receivables on October 31, 2024. The table below summarizes the accounts receivable concentrations by customer as of October 31, 2025, and October 31, 2024:

	Accounts Receivable Concentration
	October 31,	October 31
Company	2025	2024
A	45%	27%
B	31%	23%
C	17%	21%
D	6%	20%
	98%	90%

For the years ended October 31, 2025 and 2024, the Company’s revenue was concentrated amongst eleven and eight customers, respectively. For the years ended October 31, 2025, 75% of all revenue was obtained from government sources either as a direct contractor or subcontractor, with the remaining 25% of revenue from private customers. For the years ended October 31, 2024, 75% of all revenue was obtained from government sources either as a direct contractor or subcontractor, with the remaining 25% of revenue from private customers.

NOTE 13: SEGMENT INFORMATION

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

NOTE 14: SUBSEQUENT EVENTS

In preparing these consolidated financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. Such events or transactions are described below as of the date these consolidated financial statements were issued.

The following subsequent events occurred after October 31, 2025, and prior to the filing of this Quarterly Report on Form 10-K.

Debt Exchange with Related Parties

On December 2, 2025, the Company entered into exchange agreements with Gregory T. Delory, the Company’s then Chief Executive Officer and Chairman of the Board, and Paul S. Turin, the Company’s Chief Engineer and a member of the Board of Directors (collectively, the “Exchange Agreements”).

Pursuant to the Exchange Agreement with Mr. Delory, promissory notes held by Mr. Delory in an aggregate outstanding amount of $315,188, consisting of $288,281 in principal and $26,908 in accrued and payable interest, were cancelled in exchange for 2,204,561 shares of the Company’s common stock.

Pursuant to the Exchange Agreement with Mr. Turin, promissory notes held by Mr. Turin in an aggregate outstanding amount of $742,577, consisting of $680,773 in principal and $61,804 in accrued and payable interest, were cancelled in exchange for 5,193,898 shares of the Company’s common stock.

The number of shares issued under the Exchange Agreements was calculated using a conversion price of $0.142971 per share, representing the volume-weighted average price of the Company’s common stock for the twenty (20) trading days preceding the date of the Exchange Agreements, as reported by OTC Markets Group.

The Exchange Agreements were approved by the Company’s Board of Directors. The Company believes that the terms of the exchanges were fair and reasonable and no less favorable to the Company than could have been obtained from an unaffiliated third party under similar circumstances.

Management and Board Appointments

Appointment of Chief Executive Officer and Chairman (January 5, 2026).

On January 5, 2026, the Company appointed Edward Cabrera as Chief Executive Officer and Chairman of the Board, replacing Gregory T. Delory, who transitioned to the role of Chief Technology Officer and remains a member of the Board. In connection with Mr. Cabrera’s appointment, the Company entered into an executive agreement and issued 3,000,000 shares of common stock valued at $1,349,700 as compensation. Mr. Cabrera will receive an annual base salary of $1, unless and until the Board determines otherwise.

Appointment of Manager of Investor Relations (January 5, 2026).

On January 5, 2026, the Company entered into an employment agreement with Edward W. Cabrera pursuant to which he serves as the Company’s Manager of Investor Relations. In connection with the agreement, the Company issued shares of common stock as compensation for services. The employment agreement and issuance of 1,250,000 shares valued at $562,375 were approved by the Company’s Board of Directors. Mr. Cabrera is the son of Edward Cabrera, the Company’s Chief Executive Officer and Chairman of the Board. See “Related Party Transactions.”

Appointment of Chief Financial Officer (January 19, 2026).

On January 19, 2026, the Company appointed Mark Knauf as Chief Financial Officer. In connection with his appointment, the Company entered into an executive employment agreement providing for equity-based compensation, subject to vesting, and a cash salary payable only upon the Company achieving specified fundraising milestones.

Board Appointments (January 21 and January 26, 2026).

On January 21, 2026 and January 26, 2026, the Company appointed Vikas “Vik” Parti, Mario Martinez, and Bruce T. Campbell to its Board of Directors. Mr. Martinez was appointed Chairman of the Audit Committee, Mr. Campbell was appointed Chairman of the Compensation Committee, and Mr. Parti was appointed Chairman of Intellectual Property.

Financings

Issuance of Bridge and Convertible Notes (December 19, 2025).

On December 19, 2025, the Company entered into purchase agreements with institutional investors pursuant to which it issued unsecured bridge notes and an unsecured convertible promissory note for aggregate gross proceeds of approximately $250,000, reflecting original issue discounts. The notes bear interest at 12% per annum, mature in 2026, and contain customary default provisions.

Convertible Note Financings (January 12 and January 14, 2026).

On January 12, 2026 and January 14, 2026, the Company entered into securities purchase agreements with accredited investors pursuant to which it issued convertible promissory notes for aggregate gross proceeds of $300,000, reflecting original issue discounts of $30,000. The Company received net proceeds after fees, and the notes are convertible into shares of the Company’s common stock at 90% of the lowest closing price of the Company’s common stock during the ten (10) trading days prior to conversion or (ii) $0.50 per share, subject to adjustment. In connection with each transaction, the Company issued 75,000 shares of common stock as commitment shares, and in the January 14, 2026 transaction, the Company also issued a warrant to purchase up to 330,000 shares of common stock at an exercise price of $0.50 per share, exercisable for five years and subject to a 4.99% beneficial ownership limitation. The securities were offered and sold in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

Notices of Default

On December 1, 2025, the Company received a notice from a noteholder asserting that the Company was in default under an Amended and Restated Secured Promissory Note, dated October 15, 2024, in the principal amount of $250,000, bearing interest at a rate of 9.75% per annum, due to the Company’s failure to repay the outstanding amount upon the November 5, 2025 maturity date. The notice states that the noteholder is demanding repayment and may elect to exercise remedies available under the note. The Company is currently evaluating the notice and its rights and obligations thereunder.

On February 7, 2026, the Company received notices of default and demand for payment (collectively, the “Default Notices”) from the holders of the following promissory notes previously issued by the Company: (i) a promissory note, dated March 18, 2024, originally issued to Blackwolf Venture Group, LLC and assigned to James S. Byrd SEP-IRA, in the original principal amount of $50,000; (ii) a promissory note, dated April 16, 2025, issued to Indicia Capital, LLC in the original principal amount of $150,000; and (iii) a promissory note, dated March 18, 2024, issued to David Shapiro in the original principal amount of $50,000. Each Default Notice alleges that the Company is in default under the applicable promissory note and demands immediate payment of the outstanding principal balance, together with accrued interest. The Company is currently evaluating the notice and its rights and obligations thereunder.

Recent Sales of Unregistered Securities

On January 15, 2026, the Company issued 12,000 shares of common stock to a consultant in consideration for services rendered.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of October 31, 2025. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of that date due to material weaknesses in internal control over financial reporting, which did not provide reasonable assurance that material information required to be disclosed by the Company in its reports filed under the Exchange Act was timely recorded, processed, summarized, and reported.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act. As of October 31, 2025, management evaluated the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective due to material weaknesses, including insufficient financial reporting personnel with appropriate technical accounting expertise, inadequate review and oversight of non-routine transactions, and ineffective controls over the financial statement close process.

Management is in the process of implementing remediation measures to address these material weaknesses, including the engagement of financial consultants with technical accounting expertise, enhancements to internal review and approval procedures, improvements to journal entry controls, and the appointment of a Chief Financial Officer subsequent to fiscal year end. These remediation efforts are ongoing, and management cannot provide assurance that these measures will fully remediate the material weaknesses.

Because the Company is a non-accelerated filer, management’s assessment of internal control over financial reporting has not been audited by an independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) On September 18, 2025, the Company obtained a short-term loan, which totaled $ 63,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 30 weeks. The Company is expected to repay an aggregate of $91,980 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates.

On September 30, 2025, the Company obtained a short-term loan, which totaled $ 60,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 18 weeks. The Company is expected to repay an aggregate of $89,940 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates.

On September 30, 2025, the Company obtained a short-term loan, which totaled $ 60,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 18 weeks. The Company is expected to repay an aggregate of $89,940 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates

On September 30, 2025, the Company obtained a short-term loan, which totaled $ 80,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 24 weeks. The Company is expected to repay an aggregate of $120,000 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates.

(b) The Company has not yet adopted a formal insider trading policy and no officer or director of the Company has adopted or terminated any contract, plan or written plan for the purchase or sale of our securities in accordance with Rule 10b5-1(c), or non- Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of our executive officers and directors as of the date of this Annual Report. Executive officers are appointed by and serve at the pleasure of Board of Directors subject the terms and conditions of an employment agreement, if any. Directors are elected annually by our shareholders at the annual meeting. Each director holds his office until her or his successor is elected and qualified or her or his earlier resignation or removal.

Name	Age	Position	Director Since
Edward M. Cabrera	66	President, CEO, Chairman of the Board of Directors	January 2026
Mark Knauf	61	Chief Financial Officer	N/A
Gregory T. Delory	57	Director and Chief Technology Officer	January 2024
Stuart Bale	61	Director	July 2025
Bruce Campbell	68	Director and Chairman of Compensation Committee	January 2026
Mario Noel Martinez	67	Chairman of the Audit Committee & Director	January 2026
Vikas Parti	46	Chairman of Intellectual Property Committee & Director	January 2026
Paul S. Turin	65	Director and Chief Engineer	January 2024

Edward M. Cabrera,( President, CEO; Chairman of the Board of Directors) has 40 years of experience on Wall Street working as an investment banker and portfolio analyst with such firms as Merrill Lynch and UBS/PaineWebber. has been serving as the President and Chief Executive Officer of the Company and as the Chairman of the Company’s Board of Directors since January 2026. Mr. Cabrera has been selected as top-ranked for his work by Institutional Investor magazine and the Greenwich Associates Survey. Prior to Wall Street, he graduated with an MBA from Harvard Business School after working at General Electric in the Armament Division and in the Jet Propulsion Department of Eastern Airlines. Prior to this, he graduated from University of Florida with a Bachelor of Science in Engineering.

Director Qualifications. The Board believes Mr. Cabrera is well qualified to serve as a director based on his more than 40 years of experience in investment banking and portfolio analysis, his leadership of public and private companies, and his deep understanding of capital markets, investor relations, and corporate strategy. His background in engineering and advanced business education further supports the Board’s oversight of the Company’s technology-focused operations and long-term growth objectives.

Gregory T. Delory (CTO; Director) has nearly 30 years of experience as a space scientist, co-investigator, project scientist and manager on space flight programs in university, NASA, aerospace and startup company environments. Mr. Delory served as the Company’s President and Chief Executive Officer from the consummation of the Company’s business combination in January 2024 until January 2026. He has served as the Company’s Chief Technology Officer since January 2026. Mr. Delory has been a member of the Company’s Board of Directors since January 2024 and served as Chairman of the Board from January 2024 through January 2026. He has worked on space instrument development, requirements, mission design and data production from numerous NASA space flight projects including orbiters for the Earth, Moon and Mars, as well as planetary landers. He has a Ph.D. in Physics from the University of California at Berkeley and was a recipient of the F.L. Scarf award for outstanding graduate thesis. Mr. Delory has served as CEO of the Heliospace Corporation since co-founding the company in March 2018.

Director Qualifications. The Board believes Mr. Delory is well qualified to serve as a director based on his extensive scientific and technical expertise in space systems, mission design, and aerospace program management, as well as his institutional knowledge of the Company as a co-founder and former Chief Executive Officer. His decades of experience with NASA, academic institutions, and aerospace startups provide critical insight into the development, execution, and commercialization of the Company’s core space-based technologies.

Mark Knauf (CFO) has been a Certified Public Accountant for over 32 years, with experience in business accounting, tax accounting, and economic consulting. Mr. Knauf was appointed as the Chief Financial Officer of the Company in January 2026. Since January 2000, Mr. Knauf has served as President of Mark H. Knauf, P.A., and since May 2003, as Managing Director of Englewood Property Holdings, LLC, which owns and manages raw land and residential and commercial real estate properties. From June 1993 to September 1995, Mr. Knauf served as Chief Financial Officer of Amscot Financial, Inc. Mr. Knauf received his accounting degree from the Fisher School of Accounting at the University of Florida.

Paul S. Turin (Chief Engineer; Director) has over 35 years of experience in the design, assembly, test and delivery of mechanical systems for over 120 instruments and mechanisms on over 30 space flight missions during a career at The University of California Space Sciences Laboratory, private companies and Heliospace. Mr. Turin has been serving as the Company’s Chief Engineer and as director of the Company’s Board of Directors since the consummation of the Company’s business combination in January 2024. He has been the lead mechanical engineer on 8 space flight missions, Examples of his work include deployable mechanisms and instruments on the NASA STEREO, THEMIS, Van Allen, NuSTAR, MAVEN, ICON, Solar Orbit and Solar Probe Plus spacecraft for which has received numerous NASA Group Achievement Awards. He has a Bachelor of Science in Mechanical Engineering from the University of California, Berkeley. He is a co-founder of Heliospace and has served as the Chief Engineer since March 2018.

Director Qualifications. The Board believes Mr. Turin is well qualified to serve as a director based on his more than 35 years of experience designing, testing, and delivering mechanical systems for space flight missions and his leadership role in the engineering development of complex, mission-critical hardware. His hands-on experience with space-qualified systems and long-standing involvement with the Company as a co-founder and Chief Engineer support the Board’s oversight of technical execution, reliability, and operational risk.

Bruce Campbell (Director, Chair of Compensation Committee) brings more than four decades of experience in engineering, global aviation operations, advanced aircraft development, and technical consulting. Mr. Campbell was appointed Chairman of the Board and Chair of the Compensation Committee in January 2026. He began his career as a petroleum engineer focused on reservoir engineering, enhanced oil recovery, and project economic analysis. Mr. Campbell is a retired FedEx Captain with a 30-year career working in the United States and abroad, providing leadership in complex, high-consequence operational environments. He holds a B.A. in Geology with a minor in Chemistry from the University of Northern Colorado and a Master’s degree in Petroleum Engineering from the New Mexico Institute of Mining and Technology, and holds multiple aircraft type and flight instructor ratings.

Director Qualifications. The Board believes Mr. Campbell is well qualified to serve as a director based on his extensive operational leadership experience, engineering background, and decades of oversight in safety-critical and highly regulated environments.

Vikas Parti (Director, Chair of Intellectual Property Director) is a Registered Patent Attorney with extensive experience in intellectual property strategy, patent preparation and prosecution, and litigation-ready claim analysis before the U.S. Patent and Trademark Office, where he has been registered to practice since 2009. He holds a Juris Doctor from Western Michigan University Cooley Law School and a Bachelor of Science in Computer Science from Webster University. Mr. Parti brings deep expertise in developing and managing patent portfolios for technology-driven companies, with a particular focus on aligning intellectual property protection with engineering development, commercialization strategies, and long-term business objectives. His background includes advising on patent strategy, freedom-to-operate considerations, and the protection of proprietary technologies and trade secrets.

Director Qualifications. The Board believes Mr. Parti is well qualified to serve as a director based on his combined legal and technical expertise and his experience protecting and managing intellectual property critical to technology-focused businesses.

Mario Noel Martinez (Director, Chair of the Audit Committee) brings more than 40 years of senior-level experience in finance and accounting. He has spent the past 15 years as a Senior Business Financial Consultant, following 25 years in global manufacturing roles with United Technologies, Lear, and General Electric. He previously served as Chief Financial Officer of IFAB Company and Rexnord Queretaro. Mr. Martinez holds a degree in Accounting from the University of Texas–Pan American.

Director Qualifications. The Board believes Mr. Martinez is well qualified to serve as a director based on his extensive financial management experience, accounting expertise, and prior service in senior executive and chief financial officer roles.

Stuart Bale (Director) Mr. Bale brings over 25 years of experience as a solar and space scientist, physics professor, and institutional leader. He has served as a NASA Principal Investigator on five flight instrument programs, including the Parker Solar Probe and Commercial Lunar Payload Services programs, and has a particular interest in radio-frequency science and instrumentation. Mr. Bale is a Fellow of the American Physical Society and the American Geophysical Union.

Director Qualifications. The Board believes Professor Bale is well qualified to serve as a director based on his extensive experience in space science missions, instruments, and research, with an emphasis on the Moon.

Family Relationships

There are no family relationships among any of the directors and executive officers of the Company.

Involvement in Certain Legal Proceedings

Our directors and officers have not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor have been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” our directors and officers have not been involved in any transactions with us or any of our affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Leadership Structure and Our Board’s Role in Risk Oversight

Committees of Our Board of Directors

The standing committees of our Board consist of an Audit Committee, a Compensation Committee, a Nominating and Governance Committee and an Intellectual Property Committee. Our Board may also establish from time to time any other committees that it deems necessary or desirable.

The board of directors has extensive involvement in the oversight of risk management related to us and our business. Our chief executive officer and other executive officers will regularly report to the non-executive directors and the Audit Committee, the Compensation Committee and the Nominating and Governance Committee to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. We believe that the leadership structure of our Board provides appropriate risk oversight of our activities.

Audit Committee

The Audit Committee consists of three directors. The chair of the Audit Committee is Mario Noel Martinez, with directors Bruce Campbell and Vik Parti as members. Each of our Audit Committee members qualifies as independent directors under the corporate governance standards of the NYSE American and the independence requirements of Rule 10A-3 of the Exchange Act. Our Board has determined that Mario Martinez qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K. The purpose of the Audit Committee will be to prepare the audit committee report required by the SEC to be included in our proxy statement and to assist our Board in overseeing:

●	accounting, financial reporting and disclosure processes;

●	adequacy and soundness of systems of disclosure and internal control established by management;

●	the quality and integrity of our financial statements and related notes thereto and the annual independent audit of our financial statements;

●	the engagement, retention and termination, as applicable, of an independent registered public accounting firm;

●	our independent registered public accounting firm’s qualifications and independence;

●	the performance of our internal audit function and independent registered public accounting firm;

●	our compliance with legal and regulatory requirements in connection with the foregoing;

●	compliance with our Code of Conduct;

●	overall risk management profile; and

●	preparing the audit committee report required to be included in our proxy statement under the rules and regulations of the SEC.

Our Board will adopt a written charter for the Audit Committee.

Compensation Committee

Compensation Committee has Bruce Campbell serving as chair, and with directors Mario Noel Martinez and Vik Parti as members. Each of our Compensation Committee members qualify as independent directors under the corporate governance standards of the NYSE American.

The purpose of the Compensation Committee is to assist our Board in discharging its responsibilities relating to:

●	the establishment, maintenance and administration of compensation and benefit policies designed to attract, motivate and retain personnel with the requisite skills and abilities to contribute to our long term success;

●	setting our compensation program and compensation of our executive officers, directors and key personnel;

●	monitoring our incentive compensation and equity-based compensation plans;

●	succession planning for our executive officers, directors and key personnel;

●	our compliance with the compensation rules, regulations and guidelines promulgated by, the SEC and other law, as applicable; and

●	preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.

Our Board will adopt a written charter for the Compensation Committee.

Compensation Committee Insider Participation

None of the members of our Compensation Committee has at any time been one of our executive officers or employees. None of our executive officers currently serves, or has served during the last completed fiscal year, on the Compensation Committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Director Independence

The Company is not currently listed on a national securities exchange and, as a result, is not subject to the director independence requirements of any such exchange. However, in evaluating the independence of its directors, the Board of Directors has considered independence standards substantially similar to those set forth in the corporate governance listing standards of the NYSE American.

Under these standards, a director who is employed by the Company is not considered independent. A director is considered independent only if the Board affirmatively determines that the director has no material relationship with the Company, either directly or indirectly, including as a partner, stockholder or officer of an organization that has a relationship with the Company. Ownership of a significant amount of the Company’s securities, by itself, does not constitute a material relationship.

Based on this evaluation, the Board has affirmatively determined that Mr. Campbell, Mr. Parti and Mr. Martinez are independent directors. In making these determinations, the Board reviewed all relevant facts and circumstances known to it, including information provided by the directors in connection with questionnaires and interviews.

Code of Conduct

We will adopt a Code of Conduct that applies to all of our directors, officers and employees, including our chief executive officer and chief financial and accounting officer. Our Code of Conduct will be available on our website upon the completion of this offering. Our Code of Conduct will be a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.

Director Compensation

We did not have any non-employee directors who received compensation for their service on our Board during fiscal year 2025 or 2024.

In 2026, each of our non-employee directors will be eligible to receive compensation for his or her service on our Board consisting of annual cash retainers payable in monthly installments, along with restricted stock, each in an amount to be reasonably determined by the Board. In addition, non-employee directors who serve as Chair of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee will be eligible for additional compensation as determined by the Board.

Our directors will be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. Our directors are also entitled to the protection provided by the indemnification provisions in our Bylaws. Our Board may revise the compensation arrangements for our directors from time to time.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation earned during the fiscal years ended October 31, 2025 and 2024 by the Company’s named executive officers. Gregory T. Delory served as the Company’s Chief Executive Officer from inception through fiscal year 2025. Subsequent to fiscal year end, effective January 5, 2026, the Company appointed Edward Cabrera as Chief Executive Officer, and Mr. Delory transitioned to the role of Chief Technology Officer. Compensation for Mr. Cabrera is not reflected in the table below, as he did not serve as a named executive officer during fiscal years 2025 or 2024.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Option Awards ($)	Non-equity Incentive Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Gregory T. Delory,	2025	$176,875	-	-	-	-	$2,984	(2)	$178,859
CEO and Director(1)	2024	$274,144	-	-	-	-	$4,476	(2)	$278,620

Stuart D. Bale,(3) Chief Scientist	2025	$-	-	-	-	-			$-

Paul S. Turin,	2025	$67,428	-	-	-	-	$2,984	(1)	$70,412
Chief Engineer and Director	2024	$202,051	-	-	-	-	$4,476	(1)	$206,527

Joseph T. Pitman, (4)	2025	$228,840	-	-	-	-	-		$228,840
Former CTO and Director	2024	$374,000	-	-	-	-	-		$374,000

(1)	Mr. Delory served as the Company’s Chief Executive Officer from inception through fiscal year 2025. Effective January 5, 2026, Mr. Delory transitioned to the role of Chief Technology Officer and remains a member of the Company’s Board of Directors

(2)	Health plan stipend

(3)	Appointed by the Board on July 24, 2025.

(4)	Resigned on July 24, 2025.

Emerging Growth Company Status

As an emerging growth company, we are currently exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Employment Agreements

As of October 31, 2025, the Company did not have any written employment agreements with its executive officers or directors.

Subsequent to fiscal year end, the Company entered into employment agreements with Edward Cabrera, in connection with his appointment as Chief Executive Officer, and Mark Knauf, in connection with his appointment as Chief Financial Officer.

Employment Agreement with Edward Cabrera (Chief Executive Officer)

In January 2026, the Company entered into an employment agreement with Edward Cabrera, pursuant to which Mr. Cabrera was appointed Chief Executive Officer and Chairman of the Board. The agreement has an initial term of one year and automatically renews for successive one-year terms unless terminated in accordance with its terms.

Under the agreement, the Company issued Mr. Cabrera 3,000,000 shares of the Company’s common stock upon execution of the agreement. Mr. Cabrera is entitled to receive a nominal annual salary of $1, with any future cash compensation subject to determination by the Company’s Board of Directors based on performance or other criteria.

The agreement provides that Mr. Cabrera may be terminated for cause, resigned voluntarily, or terminated without cause, in each case subject to the terms of the agreement. In the event of a termination without cause, constructive termination, termination by mutual agreement, death, or disability, Mr. Cabrera may be entitled to continued compensation and benefits for a specified period following termination, as set forth in the agreement.

Employment Agreement with Mark Knauf (Chief Financial Officer)

In January 2026, the Company entered into an employment agreement with Mark Knauf, pursuant to which Mr. Knauf was appointed Chief Financial Officer. The agreement has an initial term of one year and automatically renews for successive one-year terms unless terminated in accordance with its terms.

Under the agreement, Mr. Knauf is eligible to receive 100,000 shares of the Company’s common stock, vesting quarterly over a one-year period, subject to continued service. In addition, upon the Company raising an aggregate of $10 million in financing, Mr. Knauf will be entitled to receive a monthly salary of $10,000, with any future adjustments determined by the Company’s Board of Directors.

The agreement provides for termination by the Company for cause, voluntary resignation by Mr. Knauf, or termination without cause. In the event of a termination without cause, constructive termination, termination by mutual agreement, death, or disability, Mr. Knauf may be entitled to continued compensation and benefits for a limited period following termination, as specified in the agreement.

Retirement Benefits

We do not have a defined benefit pension plan or nonqualified deferred compensation plan. Heliospace provided a retirement plan through July 2025 intended to provide benefits under Section 401(k) of the Code (as defined below), pursuant to which employees, including the Named Executive Officers, can make or have made voluntary pre-tax contributions. Heliospace provided matching contributions to all eligible employees, including our Named Executive Officers. All contributions under the plan are subject to certain annual dollar limitations, which are periodically adjusted for changes in the cost of living. Heliospace intends to restart a retirement plan in Q2 of 2026 as the company scales in both personnel and revenue.

Director Compensation Arrangements

The Company did not have any non-employee directors during the fiscal year ended October 31, 2025, and no compensation was paid to any director for service on the Board during that fiscal year.

Subsequent to fiscal year end, the Company entered into Board of Directors agreements with its independent directors. On January 21, 2026, the Company entered into a Board of Directors agreement with Vikas “Vik” Parti, and on January 26, 2026, the Company entered into Board of Directors agreements with Mario Martinez and Bruce T. Campbell. Under these agreements, each independent director is eligible to receive equity compensation with an annual grant value of $100,000, payable in quarterly installments in the form of restricted stock units, subject to approval under the Company’s equity incentive plan, as well as reimbursement of reasonable expenses incurred in connection with service on the Board. The foregoing description is qualified in its entirety by reference to the form of Board of Directors Agreement, which has been filed as an exhibit to this Annual Report on Form 10-K.

Potential Payments Upon Termination or Change in Control

None.

Equity Incentive Plan

The 2018 Equity Incentive Plan was approved by the Board of Directors on July 1, 2018 and the Company amended the equity plan on December 17, 2023. In conjunction with the recapitalization and effective January 3, 2024, the Company adopted the Heliospace 2018 Equity Plan as the Company’s Plan (“Equity Plan”). The Equity Plan limits the shares of common stock authorized to be awarded as stock awards to 2,382,352 shares as of October 31, 2025 and October 31, 2024, respectively. Employees are provided stock options vesting over a period of four years with a one-year cliff. After one year, 25% of the award size vests followed by 1/48th of the award size for each month thereafter. On a case-by-case basis, options have been granted outright with no vest period.

Helio Corporation 2025 Equity Incentive Plan

On August 19, 2025, the Company adopted the Helio Corporation 2025 Equity Incentive Plan (the “2025 Plan”), which was also approved by the Company’s stockholders on August 19, 2025. The 2025 Plan is intended to assist the Company in recruiting and retaining employees, officers, directors, and consultants, and to provide incentives tied to increases in the value of the Company’s equity. Unless terminated earlier by the Board, the 2025 Plan will terminate on August 19, 2035, and no awards may be granted after that date.

Administration. The 2025 Plan is administered by the Company’s Board of Directors (the “Board”), unless and until the Board delegates administration to a committee of one or more Board members. Subject to the terms of the 2025 Plan, the administrator has broad discretion to determine eligible participants, the type of award granted, the number of shares subject to awards, vesting schedules, exercise prices (if applicable), and other terms and conditions, and to interpret and administer the 2025 Plan and award agreements. The 2025 Plan permits certain actions that may be treated as “repricing,” including reductions in option exercise prices and cancellation and replacement of options, subject to the consent of adversely affected optionholders and the other limitations set forth in the 2025 Plan.

Shares available for issuance; automatic “evergreen” increase. The maximum number of shares of the Company’s common stock authorized for issuance under the 2025 Plan is 2,250,000 shares, subject to adjustment for stock splits, recapitalizations and similar events. Beginning with the fiscal year ending October 31, 2026, the share reserve is subject to an automatic annual increase on the first trading day of each fiscal year so that the aggregate number of shares reserved under the 2025 Plan equals 20% of the Company’s common stock outstanding on the last trading day of the preceding fiscal year, reduced by the number of shares then reserved and available for issuance under the Company’s 2018 Equity Incentive Plan (as further described in the 2025 Plan). Shares generally return to the reserve if awards expire, terminate, are forfeited, or are repurchased by the Company in accordance with the terms of the 2025 Plan.

Eligibility. Incentive stock options may be granted only to employees. Other awards may be granted to employees, officers, directors, and consultants. The 2025 Plan also contains limitations applicable to “ten percent stockholders,” including a higher minimum exercise price and a shorter maximum term for incentive stock options.

Types of awards. The 2025 Plan authorizes the grant of a variety of equity-based awards, including:

●	Incentive stock options (ISOs) and nonstatutory qualified stock options (“NQSOs);

●	Restricted stock awards (including stock bonuses);

●	Stock appreciation rights;

●	Restricted stock units (settled in shares of common stock or cash, as determined under the award terms); and

●	Performance awards payable in shares, cash, or a combination thereof, based on performance goals established by the administrator.

Option terms. Options generally may not have a term longer than 10 years from the grant date (or 5 years for incentive stock options granted to ten percent stockholders). The exercise price per share generally may not be less than 100% of fair market value on the grant date (or 110% for incentive stock options granted to ten percent stockholders). The 2025 Plan permits several methods of paying the exercise price, including cash, delivery of previously owned shares (subject to holding period requirements in certain cases), deferred payment arrangements (subject to limitations), “net exercise” arrangements, promissory notes with full recourse, or other lawful consideration acceptable to the Board. Options typically terminate following cessation of service, subject to post-termination exercise periods that vary based on the reason for termination (including death or disability) and the terms of the applicable award agreement.

Restricted stock and other awards. Restricted stock awards may be subject to vesting conditions and may include Company repurchase rights with respect to unvested shares, subject to limitations under the 2025 Plan. Restricted stock units represent the right to receive one share of common stock (or the value thereof in cash) upon vesting and settlement. Stock appreciation rights provide the right to receive the appreciation in the Company’s common stock (in shares, cash, or a combination), as determined by the administrator.

Adjustments and corporate transactions. The 2025 Plan provides for equitable adjustments to the share reserve and outstanding awards in the event of stock splits, dividends, recapitalizations and similar events. In connection with a corporate transaction (including a change of control), the administrator may take a variety of actions with respect to outstanding awards, including assumption or substitution of awards, acceleration of vesting or exercisability, cancellation in exchange for cash or other consideration (which may be zero in certain circumstances), and other actions permitted by the 2025 Plan.

Withholding and other provisions. Award agreements generally require participants to satisfy applicable tax withholding obligations, including through share withholding, cash payment, or other permitted methods. The 2025 Plan includes provisions intended to support compliance with Section 409A of the Internal Revenue Code and provides that awards are subject to any clawback or recoupment policies adopted by the Company and applicable law, including Exchange Act Rule 10D-1 requirements and any applicable listing standards. The 2025 Plan is governed by Florida law.

Arbitration. The 2025 Plan provides that disputes relating to awards or the 2025 Plan are to be resolved through binding and confidential arbitration under the Commercial Arbitration Rules of the American Arbitration Association in Berkeley, California, with arbitration fees paid by the Company, and permits the arbitrator to award attorneys’ fees and costs to the prevailing party.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as to the shares of common stock beneficially owned as of February 10, 2026 by (i) each person known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all of our directors, director nominees and executive officers as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned by them and the address of each beneficial owner listed on the table is c/o Helio Corporation, 2448 Sixth Street, Berkeley, CA 94710. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, which generally means that any shares of common stock subject to options currently exercisable or exercisable within 60 days of the determination date are considered to be beneficially owned, including for the purpose of computing the percentage ownership of the person holding such options, but are not considered outstanding when computing the percentage ownership of each other person.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class (%)(2)
Edward Cabrera	3,000,000	12.94%
Mark Knauf, Chief Financial Officer (3)	-	0.00%
Gregory T. Delory, Chief Technology Officer and Director	5,450,801	23.51%
Stuart D. Bale	765,220	3.30%
Bruce Campbell, Director (3)	-	0.00%
Mario Noel Martinez, Director (3)	-	0.00%
Vikas Parti, Director (3)	-	0.00%
Paul S. Turin, Director and Chief Engineer	7,730,239	33.35%
Total of Officers, Directors and Director Nominees as a Group (6 persons)	16,946,260	73.1%

5%+ Stockholder
Joseph T. Pitman	2,824,064	12.18%
Edward W. Cabrera	1,250,000	5.39%

(1)	All shares owned by the officers, directors, director nominees and persons known to be the beneficial owner of more than 5% of the Company common stock are owned outright and none are acquirable upon exercise or conversion of outstanding warrants, options, notes or other derivative securities.

(2)	Based on 23,170,425 shares of common stock issued and outstanding as of February 10, 2026.

(3)	Right to acquire up to $100k of Restricted Stock Units (RSUs) vesting at $25k per quarter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Loans

Between April 2022 and October 2024, Paul S. Turin, stockholder and director, made various loans to the Company. As of October 31, 2025 and October 31, 2024, the outstanding principal balance of these loans was $480,000 and $480,000, respectively, and accrued interest was $51,397 and $11,484, respectively. The outstanding principal balance under these loans at October 31, 2023 and October 31, 2022 was $400,000 and $350,000, respectively. The loans’ terms are for 36 months and are classified as current and non-current, as applicable, liabilities on the balance sheet and accrue interest at a rate of 6.5% to 11.25% per annum, which, along with all principal, shall be due at maturity. These notes are unsecured and are not convertible into equity instruments. No principal payments have been made on these loans. Interest payments of $25,266 were made in the fiscal year ending October 31, 2024. There have not been any additional interest payments through the date of this filing. The loans mature as follows: $250,000 in October 2025, $100,000 in August 2025, $50,000 in February 2026, and $80,000 in February 2027. The Company plans to pay these loans from normal operating cash in the ordinary course of business when due. As of October 31, 2025, the aggregate outstanding balance under the notes was approximately $531,397, consisting of $480,000 in principal and $51,397 in accrued and unpaid interest.

On March 1, 2024, the Company issued promissory note in the principal amount of $50,000 to Gregory T. Delory, the Company’s Chief Executive Officer, President, and Chairman. The note bears interest at an annual rate of 10.66% and matures on the 23-month anniversary of the issuance date. During the fiscal year ended October 31, 2024, the Company prepaid $13,692 toward the outstanding principal of the note. No interest or additional principal payments have been made on the note. As of October 31, 2025, the outstanding balance under the note was approximately $39,904, consisting of $36,308 in principal and $3,596 in accrued and unpaid interest.

On February 3, 2025, the Company issued a promissory note in the principal amount of $185,000 to Paul S. Turin, the Company’s Chief Engineer and a member of the Board of Directors. The note bears interest at a rate of 9.75% per annum and matures on the third anniversary of the issuance date. As of October 31, 2025, the outstanding balance under the note was approximately $189,892, consisting of $185,000 in principal and $4,892 in accrued and unpaid interest. No payments of principal or interest have been made to date.

On February 14, 2025, the Company issued a promissory note in the principal amount of $200,000 to Gregory T. Delory, the Company’s Chief Executive Officer, President, and Chairman. The note bears interest at a rate of 9.75% per annum and matures on the third anniversary of the issuance date. As of October 31, 2025, the outstanding balance under the note was approximately $204,701, consisting of $200,000 in principal and $4,701 in accrued and unpaid interest. No payments of principal or interest have been made to date.

Related Party Transactions with Organizer

James S. Byrd incorporated the Company as Stirling Bridge Group, Inc. in October 2022 (renamed Web3 Corporation in May 2023) and served as its Chief Executive Officer until the closing of the Business Combination between Web3 Corporation and Heliospace Corporation in January 2024. Since that time, Mr. Byrd has not held any management or executive role with the Company and provides legal services solely in his capacity as external counsel.

In connection its incorporation, the Company issued an aggregate of 2,000,000 shares of common stock (the “Founder Shares”) to Blue Ridge Capital, LLC, a limited liability company wholly owned by James S. Byrd (“Blue Ridge Capital”), for an aggregate purchase price of $125. In January 2024, in connection with the Business Combination between Web3 Corporation and Heliospace Corporation, the Company repurchased 1,560,000 of the Founder Shares from Blue Ridge Capital for an aggregate cash consideration of $130,000. The terms of the repurchase were negotiated in connection with the Business Combination.

Prior to the Business Combination, Web3 Corporation paid approximately $53,000 in legal fees to firms affiliated with Mr. Byrd. Since the Business Combination, Helio Corporation has paid approximately $145,000 to one or more law firms affiliated with Mr. Byrd, and currently pays Byrd Law Group a monthly retainer of $15,000 for legal services rendered. All such transactions were approved by the Board in accordance with its related party transaction policy. See “Legal Matters” for additional information regarding Byrd Law Group.

On March 18, 2024, the Company issued a convertible promissory note in the principal amount of $250,000 to BlackWolf Venture Group, LLC (“BlackWolf”), a limited liability company of which Mr. Byrd was a member, bearing interest at a rate of 9.75% per annum and maturing 24 months from the issuance date. On June 20, 2024, the note was amended and restated (the “Amended and Restated BlackWolf Note”) to increase the principal amount to $500,000, maintain the same interest rate, and extend the maturity to 24 months from the date of amendment.

In connection with Mr. Byrd’s withdrawal from BlackWolf on October 7, 2024, BlackWolf and Mr. Byrd entered into an agreement whereby Mr. Byrd withdrew as a member of BlackWolf and BlackWolf assigned $50,000 of the outstanding principal amount under the Amended and Restated BlackWolf Note, plus accrued interest, to Mr. Byrd. On October 31, 2024, the Company and Mr. Byrd entered into an amendment to (i) extend the maturity of Mr. Byrd’s assigned portion of the Amended and Restated BlackWolf Note to the earlier of (a) the Company’s listing on a national securities exchange (NYSE or Nasdaq) or (b) March 31, 2025, and (ii) eliminate the conversion feature of Mr. Byrd’s assigned portion of the Amended and Restated BlackWolf Note. On April 25, 2025, the Company and Mr. Byrd entered into an amendment to further extend the maturity date to the earlier of (a) the Company’s listing on a national securities exchange or (b) June 30, 2025. All other terms of the assigned portion of the Amended and Restated BlackWolf Note remain unchanged and in full force and effect. The transaction was approved by the Board of Directors in accordance with the Company’s related party transaction policy. As of October 31, 2025, the outstanding balance of the $50,000 portion of the Amended and Restated BlackWolf Note assigned to Mr. Byrd was approximately $55,623, consisting of $50,000 in principal and $5,623 in accrued and unpaid interest. No payments of principal or interest have been made towards the assigned portion of the Amended and Restated BlackWolf Note. The note is currently in default.

On April 16, 2025, we issued a promissory note in the principal amount of $150,000 to Indicia Capital, LLC, an entity controlled by James S. Byrd, which bears interest at 9.75% per annum and matures in 180 days or upon our receipt of at least $1,000,000 in new financing. In connection with the note, Greg Delory, our Chief Executive Officer, President and Chairman, transferred 15,000 shares of his personal holdings of our common stock to Indicia Capital as additional consideration. The transaction was approved by the Company’s Board of Directors in accordance with its policy for reviewing and approving related party transactions. As of October 31, 2025, the outstanding balance under the note was approximately $151,082, consisting of $150,000 in principal and $1,082 in accrued and unpaid interest. No payments of principal or interest have been made to date.

Debt Exchange Transactions with Related Parties

On December 2, 2025, the Company entered into exchange agreements with Gregory T. Delory, the Company’s then Chief Executive Officer and Chairman of the Board, and Paul S. Turin, the Company’s Chief Engineer and a member of the Board of Directors (collectively, the “Exchange Agreements”).

Pursuant to the Exchange Agreement with Mr. Delory, promissory notes held by Mr. Delory in an aggregate outstanding amount of $315,188, consisting of $288,281 in principal and $26,908 in accrued and payable interest, were cancelled in exchange for 2,204,561 shares of the Company’s common stock.

Pursuant to the Exchange Agreement with Mr. Turin, promissory notes held by Mr. Turin in an aggregate outstanding amount of $742,577, consisting of $680,773 in principal and $61,804 in accrued and payable interest, were cancelled in exchange for 5,193,898 shares of the Company’s common stock.

The number of shares issued under the Exchange Agreements was calculated using a conversion price of $0.142971 per share, representing the volume-weighted average price of the Company’s common stock for the twenty (20) trading days preceding the date of the Exchange Agreements, as reported by OTC Markets Group.

The Exchange Agreements were approved by the Company’s Board of Directors. The Company believes that the terms of the exchanges were fair and reasonable and no less favorable to the Company than could have been obtained from an unaffiliated third party under similar circumstances.

Employment Agreement with Edward Cabrera (Chief Executive Officer)

In January 2026, the Company entered into an employment agreement with Edward Cabrera, pursuant to which Mr. Cabrera was appointed Chief Executive Officer and Chairman of the Board. Under the agreement, the Company issued Mr. Cabrera 3,000,000 shares of common stock upon execution of the agreement and agreed to pay him a nominal annual salary. The agreement has an initial term of one year and automatically renews for successive one-year terms unless terminated in accordance with its terms. The material terms of Mr. Cabrera’s compensation arrangements are described under “Executive Compensation—Employment Agreements.”

Employment Agreement with Investor Relations Manager

On January 5, 2026, the Company entered into an employment agreement with Edward W. Cabrera, pursuant to which Mr. Cabrera serves as the Company’s Investor Relations Manager. Mr. Cabrera is the son of Edward Cabrera, the Company’s Chief Executive Officer.

Under the agreement, Mr. Cabrera is responsible for managing the Company’s investor relations, public communications, and related outreach activities. As consideration for his services, the Company agreed to issue Mr. Cabrera 1,250,000 shares of the Company’s common stock upon execution of the agreement. In addition, upon the Company raising an aggregate of $10 million in financing, Mr. Cabrera will be entitled to receive a monthly salary of $15,000, and will be eligible to participate in the Company’s employee benefit plans. The agreement has an initial term of one year and automatically renews for successive one-year terms unless terminated in accordance with its terms.

Indemnification of Officers and Directors

Our Bylaws include provisions that provide for indemnification, expense advancement and reimbursement for our directors and officers, to the maximum extent allowable under Florida law. We have also entered into or will enter into prior to the effective date of the registration statement of which prospectus forms a part into customary indemnification agreements with our officers or directors. We also currently maintain directors’ and officers’ insurance covering certain liabilities that may be incurred by directors and officers in the performance of their duties.

Policies and Procedures for the Review, Approval or Ratification of Related Person Transactions

The Company does not currently have a written policy governing the review, approval or ratification of transactions with related persons.

Related person transactions are reviewed and approved by the Company’s Board of Directors, or by the Audit Committee Chair, as applicable, prior to entry into such transactions, or, if not approved in advance, are submitted for ratification. In reviewing and approving any related person transaction, the Board of Directors or the Audit Committee Chair considers all relevant facts and circumstances, including the nature of the related person’s interest in the transaction, the material terms of the transaction, the purpose of the transaction, the availability of alternative arrangements with unrelated third parties, and whether the transaction is on terms that are no less favorable to the Company than those that could be obtained in an arm’s-length transaction with an unrelated third party.

Any director or officer who has an interest in a related person transaction is required to recuse himself or herself from the deliberations and approval of such transaction.

The Company intends to adopt a formal written policy for the review, approval and ratification of related person transactions and to administer such policy through its Audit Committee following the completion of the Committee’s formation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended October 31, 2025 and 2024 Astra Audit & Advisory LLC (“AAA”) served as our independent registered public accounting firm and, in that capacity, rendered an opinion on our consolidated financial statements as of and for the fiscal year ended October 31, 2025.

Audit and Non-Audit Fees

The following table sets forth the aggregate fees billed to us by our independent registered public accounting firm in each of the last two fiscal years:

	2025	2024
Audit fees (1)	$167,986	$45,000
Audit-related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$14,650	$24,820

(1)	Audit fees consistent principally of audit work performed on the financial statements, as well as work generally only the independent auditors can reasonably be expected to provide, such as statutory audits.

(2)	Audit-related fees consisted principally of an attestation report on management’s report on internal controls, a review of our Form 10-Q’s and related press releases, and other general miscellaneous matters.

(3)	Tax fees consisted principally of assistance with tax compliance, preparation of returns, tax planning, and providing tax guidance.

(4)	Consist of fees for products and services provided by our principal accountants, other than services reported under “Audit fees,” “Audit related fees,” or “Tax fees.”

As part of its responsibility for oversight of the independent registered public accountants, the board of directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. In accordance with this policy, each type of audit, audit related, tax and other permitted service to be provided by the independent auditors is specifically described and each service. The fees are budgeted and the board of directors requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

1.	Financial statements

The financial statements are set forth under Item 8 of this Form 10-K, as indexed below.

2. Financial statement schedules

Financial statement schedules are omitted because the information called for is not material or is shown either in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit	Description	Previously Filed and Incorporated by Reference Herein	Previously Filed Exhibit No.
3.1	Articles of Incorporation of Stirling Bridge Group, Inc., dated October 3, 2022	Registration Statement on Form S-1 (File No. 333-284062)	3.1
3.2	Articles of Amendment to Articles of Incorporation of Stirling Bridge Group, Inc., dated May 10, 2023	Registration Statement on Form S-1 (File No. 333-284062)	3.2
3.3	Articles of Amendment to Articles of Incorporation of Web3 Corporation, January 22, 2024	Registration Statement on Form S-1 (File No. 333-284062)	3.3
3.4	Articles of Amendment to Articles of Incorporation of Helio Corporation, dated July 1, 2024	Registration Statement on Form S-1 (File No. 333-284062)	3.4
3.5	Amended and Restated Bylaws of Helio Corporation	Registration Statement on Form S-1 (File No. 333-284062)	3.5
3.1	Certificate of Amendment to Articles of Incorporation of Helio Corporation, filed April 8, 2025	Form 10-Q for the quarter ended January 31, 2025	3.1
4.1*	Description of registrant’s securities
10.1+	2018 Heliospace Corporation Equity Incentive Plan	Registration Statement on Form S-1 (File No. 333-284062)	10.1
10.2+	Form of Heliospace Corporation Equity Incentive Plan Award Agreement	Registration Statement on Form S-1 (File No. 333-284062)	10.2
10.3+	Form of Employment Agreement between Helio Corporation and Gregory Delory	Registration Statement on Form S-1 (File No. 333-284062)	10.3
10.4	Unsecured Promissory Note in the principal sum of $250,000, of Heliospace Corporation as Maker dated April 18, 2022	Registration Statement on Form S-1 (File No. 333-284062)	10.4
10.5	Unsecured Promissory Note in the principal sum of $100,000, of Heliospace Corporation as Maker and dated August 29, 2022	Registration Statement on Form S-1 (File No. 333-284062)	10.5
10.6	Unsecured Promissory Note in the principal sum of $50,000, of Heliospace Corporation as Maker dated February 14, 2023	Registration Statement on Form S-1 (File No. 333-284062)	10.6
10.7	Unsecured Promissory Note in the principal sum of $80,000, of Heliospace Corporation as Maker dated February 26, 2024	Registration Statement on Form S-1 (File No. 333-284062)	10.7
10.8	Unsecured Promissory Note in the principal sum of $50,000, of Heliospace Corporation as Maker dated March 1, 2024	Registration Statement on Form S-1 (File No. 333-284062)	10.8
10.9	Unsecured Promissory Note in the principal sum of $30,000, of Heliospace Corporation as Maker dated March 1, 2024	Registration Statement on Form S-1 (File No. 333-284062)	10.9
10.10	Unsecured Promissory Note in the principal sum of $150,000, of Heliospace Corporation as dated March 12, 2024	Registration Statement on Form S-1 (File No. 333-284062)	10.1

10.11	Unsecured Promissory Note in the principal sum of $400,000, of Helio Corporation as Maker dated October 17, 2024	Registration Statement on Form S-1 (File No. 333-284062)	10.11
10.12	Amendment (Byrd) to Unsecured Promissory Note in the principal sum of $50,000, of Helio Corporation as Maker dated March 18, 2024 (as amended on October 31, 2024)	Registration Statement on Form S-1 (File No. 333-284062)	10.12
10.13	Unsecured Promissory Note in the principal sum of $50,000, of Helio Corporation as Maker dated March 18, 2024 (as amended on October 31, 2024)	Registration Statement on Form S-1 (File No. 333-284062)	10.13
10.14	Secured Promissory Note in the principal sum of $500,000, of Helio Corporation as Maker dated October 16, 2024	Registration Statement on Form S-1 (File No. 333-284062)	10.14
10.15	Secured Promissory Note in the principal sum of $250,000, of Helio Corporation as Maker dated October 16, 2024	Registration Statement on Form S-1 (File No. 333-284062)	10.15
10.16	Unsecured Promissory Note in the principal sum of $50,000, of Helio Corporation as Maker dated January 9, 2025	Registration Statement on Form S-1 (File No. 333-284062)	10.16
10.17+	Form of Employment Agreement between Helio Corporation and Paul Turin	Registration Statement on Form S-1 (File No. 333-284062)	10.18
10.18	Unsecured Promissory Note in the principal sum of $100,000, of Helio Corporation as Maker dated February 3, 2025	Registration Statement on Form S-1 (File No. 333-284062)	10.20
10.19	Securities Purchase Agreement, dated August 26, 2025, by and between Helio Corporation and the Buyer.	Form 8-K filed September 2, 2025	10.1
10.20	$275,000 Promissory Note, dated August 26, 2025, issued by Helio Corporation.	Form 8-K filed September 2, 2025	10.2
10.21	Exchange Agreement, dated December 2, 2025, between Helio Corporation and Gregory T. Delory	Form 8-K filed December 4, 2025	10.1
10.22	Exchange Agreement, dated December 2, 2025, between Helio Corporation and Paul S. Turin	Form 8-K filed December 4, 2025	10.2
10.23	Promissory Note, dated December 2, 2025, issued to Gregory T. Delory	Form 8-K filed December 4, 2025	10.3
10.24	Promissory Note, dated December 2, 2025, issued to Paul S. Turin	Form 8-K filed December 4, 2025	10.4
10.25	Securities Purchase Agreement, dated December 19, 2025, between Helio Corporation and an institutional investor	Form 8-K filed December 30, 2025	10.1
10.26	Promissory Note, dated December 19, 2025, issued by Helio Corporation pursuant to Exhibit 10.1	Form 8-K filed December 30, 2025	10.2
10.27	Securities Purchase Agreement, dated December 19, 2025, between Helio Corporation and an institutional investor	Form 8-K filed December 30, 2025	10.3
10.28	Promissory Note, dated December 19, 2025, issued by Helio Corporation pursuant to Exhibit 10.3	Form 8-K filed December 30, 2025	10.4
10.29	Securities Purchase Agreement, dated December 19, 2025, between Helio Corporation and an institutional investor	Form 8-K filed December 30, 2025	10.5
10.3	Convertible Promissory Note, dated December 19, 2025, issued by Helio Corporation pursuant to Exhibit 10.5	Form 8-K filed December 30, 2025	10.6
10.31+	Executive Employment Agreement, dated January 5, 2026, between Helio Corporation and Edward Cabrera	Form 8-K filed January 5, 2026	10.1
10.32	Securities Purchase Agreement, dated January 12, 2026, by and between Helio Corporation and the investor party thereto	Form 8-K filed January 16, 2026	10.1
10.33	Convertible Promissory Note, dated January 12, 2026	Form 8-K filed January 16, 2026	10.2
10.34	Securities Purchase Agreement, dated January 14, 2026	Form 8-K filed January 16, 2026	10.3

10.35	Convertible Promissory Note, dated January 14, 2026	Form 8-K filed January 16, 2026	10.4
10.36	Common Stock Purchase Warrant, dated January 14, 2026	Form 8-K filed January 16, 2026	10.5
10.37+	Executive Employment Agreement, dated January 19, 2026, by and between Helio Corporation and Mark Knauf	Form 8-K filed January 20, 2026	10.1
10.38	Form of Director Agreement	Form 8-K filed January 27, 2026	10.1
10.39	Promissory Note issued to Paul S. Turin on February 3, 2025, in the principal amount of $185,000, bearing interest at 9.75% per annum	Form 10-Q for the quarter ended January 31, 2025	10.2
10.4	Promissory Note issued to Gregory T. Delory on February 14, 2025, in the principal amount of $200,000, bearing interest at 9.75% per annum	Form 10-Q for the quarter ended January 31, 2025	10.3
10.41	Promissory Note issued to Indicia Capital, LLC on April 16, 2025, in the principal amount of $150,000, bearing interest at 9.75% per annum	Form 10-Q for the quarter ended January 31, 2025	10.4
10.42	Note Amendment dated April 25, 2025, for Promissory Note issued to M. David Shapiro on March 18, 2024, as amended, in the principal amount of $50,000, bearing interest at 9.75% per annum	Form 10-Q for the quarter ended January 31, 2025	10.5
10.43	Note Amendment dated April 25, 2025, for Promissory Note issued to Scott Nealey on March 12, 2024, as amended, in the principal amount of $150,000, bearing interest at 9.75% per annum	Form 10-Q for the quarter ended January 31, 2025	10.6
10.44	Note Amendment dated April 25, 2025, for Promissory Note issued to James Byrd on March 18, 2024, in the principal amount of $50,000, bearing interest at 9.75% per annum	Form 10-Q for the quarter ended January 31, 2025	10.7
10.45	Agreement for $250,000 term loan dated May 17, 2025	Form 10-Q for the quarter ended April 30, 2025	10.4
10.46	Receivables Sale Agreement dated June 9, 2025	Form 10-Q for the quarter ended April 30, 2025	10.5
10.47	Note Amendment dated September 22, 2025, for Promissory Note issued to M. David Shapiro on March 18, 2024, as amended, in the principal amount of $50,000, bearing interest at 9.75% per annum	Form 10-Q for the quarter ended July 31, 2025	10.1
10.48	Note Amendment dated September 21, 2025, for Promissory Note issued to Scott Nealey on March 12, 2024, as amended, in the principal amount of $150,000, bearing interest at 9.75% per annum	Form 10-Q for the quarter ended July 31, 2025	10.2
10.49	Note Amendment dated September 22, 2025 for Promissory Note issued to Indicia Capital, LLC dated April 16, 2025	Form 10-Q for the quarter ended July 31, 2025	10.3
10.50	Amendment dated September 22, 2025, for Promissory Note issued to James Byrd on March 18, 2024, in the principal amount of $50,000,bearing interest at 9.75% per annum	Form 10-Q for the quarter ended July 31, 2025	10.4
10.51	Securities Purchase Agreement, dated December 19, 2025, between Helio Corporation and an institutional investor	Form 8-K filed December 30, 2025	10.1
10.52	Promissory Note, dated December 19, 2025, issued by Helio Corporation pursuant to Exhibit 10.1	Form 8-K filed December 30, 2025	10.2
10.53	Securities Purchase Agreement, dated December 19, 2025, between Helio Corporation and an institutional investor	Form 8-K filed December 30, 2025	10.3
10.54	Promissory Note, dated December 19, 2025, issued by Helio Corporation pursuant to Exhibit 10.3	Form 8-K filed December 30, 2025	10.4
10.55	Securities Purchase Agreement, dated December 19, 2025, between Helio Corporation and an institutional investor	Form 8-K filed December 30, 2025	10.5
10.56	Convertible Promissory Note, dated December 19, 2025, issued by Helio Corporation pursuant to Exhibit 10.5	Form 8-K filed December 30, 2025	10.6
10.57	Executive Employment Agreement, dated January 5, 2026, between Helio Corporation and Edward Cabrera	Form 8-K filed January 5, 2026	10.1
10.58	Securities Purchase Agreement, dated January 12, 2026, by and between Helio Corporation and the investor party thereto	Form 8-K filed January 16, 2026	10.1

10.59	Convertible Promissory Note, dated January 12, 2026	Form 8-K filed January 16, 2026	10.2
10.60	Securities Purchase Agreement, dated January 14, 2026	Form 8-K filed January 16, 2026	10.3
10.61	Convertible Promissory Note, dated January 14, 2026	Form 8-K filed January 16, 2026	10.4
10.62	Common Stock Purchase Warrant, dated January 14, 2026	Form 8-K filed January 16, 2026	10.5
10.63	Executive Employment Agreement, dated January 19, 2026, by and between Helio Corporation and Mark Knauf	Form 8-K filed January 20, 2026	10.1
10.64	Promissory Note issued to Paul S. Turin on February 3, 2025, in the principal amount of $185,000, bearing interest at 9.75% per annum	Form 10-Q for the quarter ended January 31, 2025	10.2
10.65	Promissory Note issued to Gregory T. Delory on February 14, 2025, in the principal amount of $200,000, bearing interest at 9.75% per annum	Form 10-Q for the quarter ended January 31, 2025	10.3
10.66	Note Amendment dated April 25, 2025, for Promissory Note issued to M. David Shapiro on March 18, 2024, as amended, in the principal amount of $50,000, bearing interest at 9.75% per annum	Form 10-Q for the quarter ended January 31, 2025	10.5
10.67	Note Amendment dated April 25, 2025, for Promissory Note issued to Scott Nealey on March 12, 2024, as amended, in the principal amount of $150,000, bearing interest at 9.75% per annum	Form 10-Q for the quarter ended January 31, 2025	10.6
10.68	Note Amendment dated April 25, 2025, for Promissory Note issued to James Byrd on March 18, 2024, in the principal amount of $50,000, bearing interest at 9.75% per annum	Form 10-Q for the quarter ended January 31, 2025	10.7
10.69	Agreement for $250,000 term loan dated May 17, 2025	Form 10-Q for the quarter ended April 30, 2025	10.4
10.70	Receivables Sale Agreement dated June 9, 2025	Form 10-Q for the quarter ended April 30, 2025	10.5
10.71	Note Amendment dated September 22, 2025, for Promissory Note issued to M. David Shapiro on March 18, 2024, as amended, in the principal amount of $50,000, bearing interest at 9.75% per annum	Form 10-Q for the quarter ended July 31, 2025	10.1
10.72	Note Amendment dated September 21, 2025, for Promissory Note issued to Scott Nealey on March 12, 2024, as amended, in the principal amount of $150,000, bearing interest at 9.75% per annum	Form 10-Q for the quarter ended July 31, 2025	10.2
10.73	Note Amendment dated September 22, 2025 for Promissory Note issued to Indicia Capital, LLC dated April 16, 2025	Form 10-Q for the quarter ended July 31, 2025	10.3
10.74	Amendment dated September 22, 2025, for Promissory Note issued to James Byrd on March 18, 2024, in the principal amount of $50,000,bearing interest at 9.75% per annum	Form 10-Q for the quarter ended July 31, 2025	10.4
10.75*	Short Term Loan for $63,000 dated September 26, 2025
10.76*	Short Term Loan 1 for $60,000 dated September 30, 2025
10.77*	Short Term Loan 2 for $60,000 dated September 30, 2025
10.78*	Short Term Loan for $80,000 dated 9/30/2025
10.79+*	Helio Corporation 2025 Equity Incentive Plan
21.1	List of Subsidiaries of Helio Corporation	Registration Statement on Form S-1 (File No. 333-284062)	21.1
31.1**	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management or compensatory agreement.

*	Filed herewith

**	Furnished herewith

ITEM 16. FORM 10–K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIO CORPORATION

Date: February 17, 2026	By:	/s/ Edward Cabrera
Edward Cabrera
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Knauf	Chief Financial Officer	February 17, 2026

/s/ Gregory T. Delory	Chief Technology Officer	February 17, 2026
Gregory T. Delory

/s/ Bruce Campbell	Director	February 17, 2026
Bruce Campbell

/s/ Mario Noel Martinez	Director	February 17, 2026
Mario Noel Martinez

/s/ Vikas Parti	Director	February 17, 2026
Vikas Parti

/s/ Paul S. Turin	Director	February 17, 2026
Paul S. Turin