Form 10-Q
period 2026-01-31
Helio Corp /FL/
filed 2026-03-30
CIK 1953988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number: 000-56774

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

As of March 27, 2026 there were 24,845,965 shares of the registrant’s common stock, no par value per share, outstanding.

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

Helio Corporation

Financial Statements for the Three Months Ended January 31, 2026

HELIO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$282,061	$7,305
Accounts receivable, net	182,378	489,426
Prepaid expenses and other current assets	57,534	102,143
Total Current Assets	521,973	598,874

Property and equipment, net	59,060	64,726
Security deposits	76,655	76,655
Right-of-use lease asset, net	484,112	566,361
Total Non-current Assets	619,827	707,742
TOTAL ASSETS	$1,141,800	$1,306,616

Liabilities and Shareholders’ (Deficit) Equity

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$284,574	$273,936
Accrued compensation	878,175	930,555
Notes Payable - Related Parties	558,178	841,613
Notes payable	1,627,432	1,737,034
Convertible notes payable, net	481,517	197,798
Derivative liability	498,690	39,543
Operating lease obligations, current	441,204	477,956
Total Current Liabilities	4,769,770	4,498,435

Notes payable - Related Parties, less current portion	-	495,000
Notes payable, less current portion	100,000	150,000
Operating lease obligations, less current portion	158,749	223,319
Total Non-current Liabilities	258,749	868,319
Total Liabilities	5,028,519	5,366,754

Commitments and contingencies (Note 10)

Shareholders’ (Deficit) Equity
Common stock, no par value, 100,000,000 shares authorized; 23,182,425 and 11,371,966 shares issued and outstanding as of January 31, 2026 and October 31, 2025, respectively	4,819,516	912,369
Accumulated deficit	(8,706,235)	(4,972,507)
Total Shareholders’ Deficit	(3,886,719)	(4,060,138)
Total Liabilities and Shareholders’ Deficit	$1,141,800	$1,306,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	January 31,	January 31,
	2026	2025
Revenue:
Service fees	$441,595	$759,706
Engineering fees	14,421	154,829
Materials	39,534	513,041
Total Revenue	495,550	1,427,576
Costs of revenue	244,863	1,016,848
Gross profit	250,687	410,728

Operating expenses
General and administrative expenses	2,592,256	722,653
Personnel expenses	41,892	158,566
Facilities expense	171,110	210,511
Professional fees	115,277	178,738
Depreciation expense	5,666	5,666
Total Operating Expenses	2,926,201	1,276,134

Operating loss	(2,675,514)	(865,406)

Other expense:
Interest expense, net	(164,309)	(53,736)
Amortization of debt discount	(61,233)	-
Change in fair value of derivative liability	(188,792)	-
Loss on debt extinguishment	(643,880)	-
Total expense	(1,058,214)	(53,736)

Provision for income taxes	-	-
Net loss	$(3,733,728)	$(919,142)

Basic and diluted net loss per share	$(0.21)	$(0.08)

Weighted average shares outstanding – basic and diluted	17,475,896	11,263,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED JANUARY 31, 2026 AND 2025

	No par-value
	Common Stock		Accumulated
	Shares	Amount	Deficit	Totals
Balances at October 31, 2025	11,371,966	$912,369	$(4,972,507)	$(4,060,138)
Stock-based compensation	-	$32,384	-	$32,384
Common stock issued for services	4,262,000	$2,131,600	-	$2,131,600
Conversion of notes payable and accrued interest	7,398,459	$1,701,646	-	$1,701,646
Common stock issued with notes payable	150,000	$41,517	-	$41,517
Net loss	-	-	$(3,733,728)	$(3,733,728)
Balances at January 31, 2026	23,182,425	$4,819,516	$(8,706,235)	$(3,886,719)

	No par-value
	Common Stock		Accumulated
	Shares	Amount	Deficit	Totals
Balances at October 31, 2024	11,263,633	$339,861	$(942,036)	$(602,175)
Stock-based compensation	-	46,497	-	46,497
Net loss	-	-	(919,142)	(919,142)
Balances at January 31, 2025	11,263,633	$386,358	$(1,861,178)	$(1,474,820)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended January 31,
	2026	2025
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(3,733,728)	$(919,142)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	5,666	5,666
Credit loss expense	5,990	-
Stock-based compensation	32,384	46,497
Common stock issued for services	2,131,600	-
Loss on extinguishment of debt	643,880
Amortization of debt discount	61,233	-
Right of use asset amortization	82,249	100,019
Change in fair value of derivative liability	188,792	-
Changes in assets and liabilities
Accounts receivable	301,058	236,569
Prepaid expenses and other current assets	44,609	(14,633)
Work in progress	-	191,683
Accounts payable and accrued expenses	99,350	32,502
Accrued compensation	(52,380)	(81,590)
Operating lease obligations	(101,322)	(99,331)
Net cash (used in) operating activities	(290,619)	(501,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	100,000	50,000
Proceeds from convertible notes payable	559,762	-
Proceeds from notes payable - Related party	187,715	-
Repayment of notes payable	(259,602)	-
Repayment of notes payable - related parties	(22,500)	-
Net cash provided by financing activities	565,375	50,000

NET INCREASE (DECREASE) IN CASH	274,756	(451,760)

CASH - BEGINNING OF PERIOD	7,305	551,552
CASH - END OF PERIOD	$282,061	$99,792

CASH PAID DURING THE PERIOD FOR:
Interest expense	$101,817	$5,894
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable (related party) and accrued interest into common stock	$1,701,646	$-
Common stock issued with notes payable	$41,517	$-
Derivative liabilities, assumed	$270,355	$-
Debt discounts obtained	$(364,934)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2026

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

Heliospace designs, fabricates, assembles and tests space qualified hardware, including radar antennas for the NASA Europa Clipper mission, antennas for the SunRISE CubeSat constellation, and deployable systems and sensors for numerous lunar landers and the Mars Sample Return program. Heliospace also provides systems engineering, integration and test, and mission formulation services, including support for the design, testing, and launch of the James Webb Space Telescope, formulation and design of the Roman Space Telescope, Habworlds Observatory, Mars Sample Return, and the Atmospheric Observing System. Our support of science and technology missions is currently well established with our hardware and service lines; we are now expanding these offerings into larger integrated solutions in the form of Space Based Solar Power, pursuing large addressable markets which we believe have significant revenue growth potential.

Change-in-control Transaction

On October 3, 2022, Helio was incorporated in Florida, under the name Stirling Bridge Group, Inc. In May of 2023, the Company changed its name to Web3 Corporation. In January 2024, the Company acquired 100% of Heliospace’s common stock shares in exchange for 9,795,733 newly issued shares of common stock of the Company (the “Share Exchange”), and changed its name from Web3 Corporation to the Helio Corporation. The Company’s principal executive offices are located at 2448 Sixth Street, Berkeley, CA 94710. The transaction was accounted for as a recapitalization of Heliospace as Heliospace was deemed the accounting acquirer. The historical financial statements are that of Heliospace; therefore the pre-transaction financial statements are that of Heliospace. The transaction was effective on January 4, 2024 and combines the financial statements from the transaction date forward.

Liquidity

The Company has historically funded its working capital, research and development and capital expenditure requirements and other commitments (including debt service and repayment) from its operating cash flows, debt financing, and issuances of equity. The Company has historically experienced negative cash flows from operations and recurring net losses.

During the year ended October 31, 2025 and the three months ended January 31, 2026, the Company entered into additional note payable agreements and convertible note agreements to obtain additional funding (see Note 5). Additional financing or capital investment will be necessary to sustain operations for one year from the issuance of these condensed consolidated financial statements.

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

The Company has outstanding unsecured notes to certain related parties with an aggregate outstanding principal balance of $558,178 as of January 31, 2026, the proceeds of which were used to meet working capital and cash flow management needs. Of the aggregate outstanding principal balance, $358,178 are non-interest bearing and $200,000 are interest bearing with rates at 9.75% per annum. $200,000 of the principal is in default as of January 31, 2026, the remaining $358,178 is due on demand.

As of January 31, 2026, the Company has outstanding debt from unrelated parties pursuant to notes payable in the aggregate principal amount of $1,727,432 and convertible notes payable in the amount of $481,517. Of the notes, there is a $100,000 note that is non-interest bearing and is due on demand. The remaining notes bear interest ranging from 9.75% and 50.00% and mature within the next two fiscal years. Certain of these notes were initially convertible but were amended to eliminate the conversion features in consideration of the issuance by the Company and/or the transfer by certain shareholders of shares of the Company’s common stock (See Note 5). Interest on these notes either accrues or is paid quarterly or at maturity along with principal, as specifically described in the note. Upon the occurrence and during the continuance of any default by the Company under any of the above notes, which default is not cured within fifteen (15) days following written notice of such default from the payee, the payee may declare the entire unpaid principal and unpaid interest immediately due and payable. Certain of these notes are secured by the Company’s accounts receivable, and by shares of common stock pledged by one of the Company’s shareholders. In addition, certain of these notes become due, and the payees under certain of these notes have the right to accelerate their notes, upon the completion of an offering.

Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared under the going concern basis of accounting. These condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to U.S. generally accepted accounting principles (“U.S. GAAP) and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented, under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Helio Corporation and its wholly-owned subsidiary Heliospace. The Company’s condensed consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending October 31, 2026. Certain information and note disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes prepared in accordance with U.S. GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and related notes to the consolidated financial statements for the fiscal year ended October 31, 2025 included in the Company’s financial statements as part of the Company’s 10K filed on February 17, 2026

Reclassification

Certain reclassifications have been made to prior periods for comparative presentation purposes only.

Cash and Cash Equivalents

For the purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three (3) months or less to be cash equivalents. The Company has no cash equivalents as of January 31, 2026 and October 31, 2025.

Cash accounts are insured at the Federal Deposit Insurance Corporation limits of $250,000 per bank. At times throughout the year, such bank balances may have exceeded the federally insured limit. As of January 31, 2026, there were no bank balances in excess of the federally insured limit.

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

Accounts Receivable, net

Accounts receivables are recorded at the amount the Company expects to collect on the balance outstanding at period-end. Management closely monitors outstanding balances during the year and allocates an allowance account if appropriate. The Company estimates and records a credit loss expense related to its financial instruments, including its accounts receivables. The Company considers historical collection rates, the current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, the Company believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments. Based on this analysis, the Company has determined that no allowance for credit losses is necessary for the current or prior reporting periods.

As of January 31, 2026 and October 31, 2025, there was no amount recorded relating to the allowance for credit losses. The Company writes off bad debts as they occur during the year, if applicable. During the three months ended January 31, 2026 and 2025, the Company recorded bad debt expense in the amount of $5,990 and $0, respectively. Accounts receivable as of January 31, 2026 and October 31, 2025 was $182,378 and $489,426, respectively.

Property and Equipment, net

Property and equipment is stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in the condensed consolidated statements of operations during the period in which the disposal occurred. The Company computes depreciation utilizing estimated useful lives, as stated below:

Property and Equipment, net Categories	Estimated Useful Life
Furniture and equipment	10 Years

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of January 31, 2026 or October 31, 2025, respectively.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management for the respective periods. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, short-term notes payable, accounts payable and accrued expenses. The carrying value of long-term debt approximates fair value, as the fixed interest rates approximate current market rates.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at January 31, 2026 and October 31, 2025.

	January 31, 2026			October 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liability	$—	—	$228,759	$—	—	$39,543
Warrant derivative liability	$—	—	$269,931	$—	—	$—

Convertible Debentures

The Company adheres to the guidance in Accounting Standards Updated (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.  ASU 2020-06 simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally, ASU 2020-06 removes the requirements for accounting for beneficial conversion features.

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

Design service contracts deliver system engineering inputs including designs, analyses, test and verification plans, and mission formulation architectures on a continual basis over the course of a contract. Customer work is based on distinct identifiable contracts with clear performance obligations, objectives, and pricing. Service revenue contract types are either Time & Materials (T&M) or Purchase Order (PO) contracts. Time & Materials contracts meet performance obligations continuously and are billed with revenue recognized at each invoice. PO contracts are billed at fulfillment of a performance obligation based on the customer agreements, and thus revenue is recognized when the performance obligations are satisified.

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

Earnings (loss) Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of outstanding common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of January 31, 2026 and 2025, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings (loss) per share, as their effect would have been anti-dilutive.

	January 31,
	2026	2025
Stock options	1,750,971	1,422,307
Warrants	330,000	-
Convertible notes payable	3,024,705	-
Total common stock equivalents	5,105,676	1,422,307

Leases

The Company accounts for leases based on ASC Topic 842, Leases. Based on this standard, the Company determines if an agreement is a lease at inception. Operating leases are included in right-of-use lease asset, current operating lease obligations, and operating lease obligations, in the Company’s condensed consolidated balance sheets.

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

Research and Development

Research and development costs are expensed as incurred. These costs include, but are not limited to, employee related expenses, including salaries, benefits and stock-based compensation of research and development personnel, supplies, facilities, depreciation and other expenses, which include direct and allocated expenses for rent, utilities and insurance. During the three months ended January 31, 2026 and 2025, the company recorded $10,450 and $38,858 in research and development costs, respectively, which is categorized in the general and administrative expense section of the condensed consolidated statements of operations.

Stock based-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718, Stock Compensation. The computation of the expense associated with stock-based compensation requires the use of a valuations model. The Company currently obtains valuation reports according to FASB ASC Topic 718 — Stock Compensation (“ASC 718”). Equity-based compensation consists solely of stock option awards, including Incentivized Stock Options (ISOs) and Non-Qualified Stock Options (NSOs). Compensation expense is recognized ratably over the vesting period as the employee provides services. See Note 8 – Stock Options for additional information.

Benefit Plan

From November 1, 2024 through July 31, 2025 the Company offered a 401(k) plan, in which employees were eligible to participate in the plan on the first day of the month following the date of hire. Under the plan employees may defer up to $23,500 for 2025 and $23,000 for 2024. The Company was required to contribute on behalf of each eligible participating employee, matching 100% of the participants deferral not to exceed 4% of employee compensation. Employees will share in the matching contribution regardless of the amount of service completed during the plan year. Employees will become 100% vested in the employer matching contributions after six years of service. In the three months ended January 31, 2026, the benefit contribution was $15,193. In the three months ended January 31, 2025, the benefit contribution was $42,651. Benefit contributions are included within general and administrative expenses in the condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3: PROPERTY AND EQUIPMENT

The major classifications of property and equipment are summarized as follows:

	January 31, 2026	October 31, 2025
Furniture and equipment	$465,091	$465,091
Less accumulated depreciation	(406,031)	(400,365)
Property and equipment, net	$59,060	$64,726

Depreciation expense for each of the three months ended January 31, 2026 and 2025 was $5,666.

NOTE 4: NOTES PAYABLE – RELATED PARTIES

Between April 2022 and September 2025, certain related parties, including the Company’s Chief Executive Officer and Director and its Chief Engineer and Director, made various loans to the Company. The balance at January 31, 2026 and October 31, 2025 was $558,178 and $1,336,613, respectively. Of the aggregate outstanding principal balance, $358,178 are non-interest bearing and $200,000 are interest bearing at 9.75% per annum. $200,000 of the principal is in default as of January 31, 2026, the remaining $358,178 is due on demand.  All unpaid principal, accrued interest, and other amounts owing under the above notes would be paid at maturity. These notes were collateralized with the Company receivables and other assets.

On December 2, 2025, the Company entered into exchange agreements with the Company’s then Chief Executive Officer and Chairman of the Board, and the Company’s Chief Engineer and a member of the Board of Directors. Pursuant to the Exchange Agreement, the officers exchanged principal in the amount of $969,054 and $88,712 in accrued interest for 7,398,459 shares of the Company’s common stock. The shares were valued at $1,701,646, or $0.23 per share. This resulted in a loss on debt extinguishment in the amount of $643,880.

Included within the notes payable – related parties balance is a convertible note agreement entered on March 18, 2024 for $50,000. The convertible note was scheduled to mature on March 18, 2026 and carries an interest rate of 9.75% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at $2.00 per share. On October 31, 2024, the Company amended the agreement with the holder of the note to change its maturity to the earlier of the date that the Company lists its securities on a national stock exchange or March 31, 2025 and eliminated the conversion feature of the note. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $1,229 and $1,219 for the three months ended January 31, 2026 and 2025, respectively. Accrued interest as of January 31, 2026 and October 31, 2025 is $6,327 and $5,098, respectively, which was accrued on the condensed consolidated balance sheets within the Accounts payable and accrued expenses line item. On April 25, 2025, the Company executed an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. The note was extended again to December 31, 2025. However, the note is considered in default as of the balance sheet date.

On April 16, 2025, the Company issued an unsecured promissory note in the principal amount of $150,000 to Indicia Capital, LLC. The note bears interest at a rate of 9.75% per annum and matures on the earlier of (i) 180 days from the date of issuance or (ii) the date the Company receives at least $1,000,000 in new financing. In connection with the issuance of the note, the Chief Executive Officer and Director transferred 15,000 shares of the Company’s common stock to Indicia Capital as additional consideration to enter the loan. James Byrd, who serves as a co-manager and holds a 50% membership interest in Indicia Capital, was the original organizer of the Company by virtue of having founded the Company in October 2022. Accordingly, the transaction is considered a related party transaction. The loan incurred interest expense of $3,686 for the three months ended January 31, 2026. Accrued interest as of January 31, 2026 and October 31, 2025 is $11,619 and $7,934, respectively, which was accrued on the condensed consolidated balance sheet as of January 31, 2026 within the Accounts payable and accrued expenses line item.

	January 31, 2026	October 31, 2025
Notes payable – related parties, current portion	$558,178	$841,613
Notes payable – related parties, non-current portion	-	495,000
Total notes payable – related parties	$558,178	$1,336,613

The aggregate maturity on the notes payable – related parties as of January 31, 2026, are as follows:

On Demand	$558,178

NOTE 5: NOTES PAYABLE

On March 12, 2024, the Company executed a note payable agreement for $150,000. The note originally matured on March 12, 2025 and carries an interest rate of 12% per annum. On April 25, 2025, the Company executed an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. The note was extended again to December 31, 2025. However, the note is considered in default as of the balance sheet date. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $4,537 and $4,500 for the three months ended January 31, 2026 and 2025, respectively. Accrued interest as of January 31, 2026 and October 31, 2025 is $33,993 and $29,456, respectively, which was accrued on the condensed consolidated balance sheets within the Accounts payable and accrued expenses line item.

On June 20, 2024, the Company executed a convertible note payable agreement for $450,000 with a venture capital fund. The convertible note matures on June 20, 2026 and carries an interest rate of 9.75% per annum. The principal and prior accrued interest of the note were convertible into shares of the Company’s common stock at $2.00 per share. On October 7, 2024, $50,000 of the note payable was assigned to an unrelated holder. On October 31, 2024, the Company amended the agreement with the holder of the $50,000 note to change its maturity to the earlier of the Company listing on a national stock exchange or March 31, 2025 and eliminated the conversion feature of the note. On October 17, 2024, the Company amended the agreement with the holder of the $400,000 note, which eliminated the conversion feature and advanced the date of the loan to November 5, 2025. Interest on the notes is paid quarterly or accrued and is to be repaid at maturity along with principal, as specifically described in the notes. The Company accounted for the amendment as an extinguishment of debt and recorded a loss of $8,100 on the condensed consolidated statements of operations for the year ended October 31, 2024. The $400,000 loans incurred $9,831 and $9,751 of interest expense for the three months ended January 31, 2026 and 2025, respectively. Accrued interest as of January 31, 2026 and October 31, 2025 is $13,142 and $3,312, respectively, which was accrued on the condensed consolidated balance sheets within the Accounts payable and accrued expenses line item. The $50,000 loan incurred $1,229 and $1,219 of interest expense for the three months ended January 31, 2026 and 2025, respectively. Accrued interest as of January 31, 2026 and October 31, 2025 is $9,128 and $7,900, respectively, which was accrued on the condensed consolidated balance sheets within the Accounts payable and accrued expenses line item. On April 25, 2025, the Company executed a loan amendment for an extension of the maturity date of the $50,000 portion of the note payable until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. The note was extended again to December 31, 2025. However, the note is considered in default as of the balance sheet date. The terms of the amended note were not substantially different than the original and therefore did not result in an extinguishment of the original note. On July 2, 2025, the Company entered into separate Stockholder Pledge Agreement with the holder of $400,000 of the above notes with the Company’s former director and executive officer and Chief Operating Officer to secure the Company’s obligations. Pursuant to the Pledge Agreements, each Pledgor pledged 1,000,000 shares of the Company’s common stock as collateral. The Pledge Agreements require the pledged shares to maintain a collateral coverage ratio equal to 400% of the outstanding principal amount of the Notes, based on a $4.00 per share valuation. If the Secured Party delivers a collateral call notice due to a decline in the value of the pledged shares or a dilution event, the Pledgors or the Company are required to provide additional shares. Failure to do so may constitute an event of default under the Notes.

On July 31, 2024, the Company issued a convertible note payable agreement for $250,000. The convertible note matured on October 31, 2025 and carries an interest rate of 13% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at a price per share equal to a 30% discount per share of the final per-share price of a planned public offering. Subsequent to the issuance of the convertible note the Company amended the agreement with the holder which eliminated the conversion feature, changed the interest rate to 9.75% per annum, increased the principal of the note to $500,000, and extended the maturity date of the loan to November 5, 2025. Interest on the note either is paid quarterly or accrues and is paid at maturity along with principal, as specifically described in the note. Due to the elimination of the conversion feature the Company accounted for the amendment as a significant change resulting in an extinguishment of debt and recorded a loss of $15,750 on the condensed consolidated statements of operations for the year ended October 31, 2024. The loan incurred interest expense of $10,690 and $12,188 for the three months ended January 31, 2026 and 2025, respectively. Accrued interest as of January 31, 2026 and October 31, 2025 is $14,292 and $3,602, respectively, which was accrued on the condensed consolidated balance sheets within the Accounts payable and accrued expenses line item. On July 2, 2025, the Company entered into separate Stockholder Pledge Agreement with the holder of the above note with the Company’s former director and executive officer and Chief Operating Officer to secure the Company’s obligations. Pursuant to the Pledge Agreements, each Pledgor pledged 1,000,000 shares of the Company’s common stock as collateral. The Pledge Agreements require the pledged shares to maintain a collateral coverage ratio equal to 400% of the outstanding principal amount of the Notes, based on a $4.00 per share valuation. If the Secured Party delivers a collateral call notice due to a decline in the value of the pledged shares or a dilution event, the Pledgors or the Company are required to provide additional shares. Failure to do so may constitute an event of default under the Notes.

On July 31, 2024, the Company executed a convertible note payable agreement for $250,000. The convertible note matures on May 1, 2025 and carries an interest rate of 13% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at $2.00 per share. The Company may not prepay the note within the first 180 days of the note date. Subsequent to the issuance of the convertible note the Company amended the agreement with the holder which eliminated the conversion feature, changed the interest rate to 9.75% per annum, and extended the maturity date of the loan again to November 5, 2025. Interest on the note either accrues or is paid quarterly or at maturity along with principal, as specifically described in the note. The Company accounted for the amendment as an extinguishment of debt and recorded a loss of $4,500 on the consolidated statements of operations for the year ended October 31, 2024. The loan incurred interest expense of $6,144 and $6,094 the three months ended January 31, 2026 and 2025, respectively. Accrued interest as of January 31, 2026 and October 31, 2025 is $8,214 and $2,070, respectively, which was accrued on the condensed consolidated balance sheets within the accounts payable and accrued expenses line item.

On January 9, 2025, the Company executed a note payable agreement for $50,000. The note matures on January 9, 2027 and carries an interest rate of 9.75% per annum. The Company may not prepay the note within the first 180 days of the note date. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $1,229 and $1,219 for the three months ended January 31, 2026 and 2025, respectively. Accrued interest as of January 31, 2026 and October 31, 2025 is $5,179 and $3,951, respectively, which was accrued on the condensed consolidated balance sheet as of January 31, 2026 within the accounts payable and accrued expenses line item.

On February 3, 2025, the Company executed a note payable agreement for $100,000. The note matures on February 9, 2027 and carries an interest rate of 9.75% per annum. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The loan incurred interest expense of $2,458 for the three months ended January 31, 2026. Accrued interest as of January 31, 2026 and October 31, 2025 is $9,703 and $7,246, respectively, which was accrued on the condensed consolidated balance sheet as of January 31, 2026 within the accounts payable and accrued expenses line item.

On May 19, 2025, the Company obtained a short-term loan, which totaled $ 250,000, from a single lender to fund operations. This loan included origination fees totaling $ 7,500 for net proceeds of $ 242,500. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 52 weeks. The Company is expected to repay an aggregate of $311,000 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates. The loan incurred interest expense of $13,846 for the three months ended January 31, 2026.

On June 8, 2025, the Company entered into a Receivables Sale Agreement pursuant to which the Company sold receivables totaling $192,000 to a third party for $150,000 from which fees of $2,000 were deducted for net proceeds of $148,000. The purchasers right to receive remittances under this agreement is contingent upon the Company’s receipt of the receivables. The expected weekly repayment is $3,692 based on 3.27% of the Company estimated sales revenue. The estimated term is 1 year. The agreement is guaranteed by certain officers and directors of the Company. The loan incurred interest expense of $10,500 for the three months ended January 31, 2026.

On September 18, 2025, the Company obtained a short-term loan, which totaled $ 63,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 30 weeks. The Company is expected to repay an aggregate of $91,980 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates. The loan incurred interest expense of $12,558 for the three months ended January 31, 2026.

On September 30, 2025, the Company obtained a short-term loan, which totaled $ 60,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 18 weeks. The Company is expected to repay an aggregate of $89,940 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates. The loan incurred interest expense of $21,623 for the three months ended January 31, 2026.

On September 30, 2025, the Company obtained a short-term loan, which totaled $ 60,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 18 weeks. The Company is expected to repay an aggregate of $89,940 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates. The loan incurred interest expense of $21,623 for the three months ended January 31, 2026.

On September 30, 2025, the Company obtained a short-term loan, which totaled $ 80,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 24 weeks. The Company is expected to repay an aggregate of $120,000 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates. The loan incurred interest expense of $21,667 for the three months ended January 31, 2026. Accrued interest as of January 31, 2026 is $1,667. The Company evaluated the Receivables Sale Agreement to determine if it meets the definition of a contract liability under ASC 606 or if it meets the definition of debt under ASC 470, Debt. The contract meets the definition of debt as there is no obligation to perform services and the instrument is to be repaid with cash.

On January 23, 2026, the Company issued a $100,000 note that is non-interest bearing and is due on demand.

	January 31, 2026	October 31, 2025
Notes payable, current	$1,627,432	$1,737,034
Notes payable, less current portion	100,000	150,000
Total notes payable	$1,727,432	$1,887,034

The aggregate maturity on the notes payable as of January 31, 2026, are as follows:

Due in less than one year	$1,627,432
Due after one year	100,000
1,727,432
Less current portion	(1,627,432)
Notes payable, non-current portion	$100,000

NOTE 6: CONVERTIBLE NOTES PAYABLE

On August 26, 2025, the Company executed a note payable agreement for $275,000 from which $75,000 in fees were deducted for net proceeds of $200,000. The note matures on August 26, 2026 and carries an interest rate of 10% per annum. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. In addition, the Company issued 25,000 unregistered shares of its common stock (the “Commitment Shares”), to the Buyer as additional consideration. The Note is convertible, upon certain events of default or missed payments, into shares of the Company’s common stock at a price equal to 90% of the lowest closing price during the 10 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice). The loan incurred interest expense of $6,932 for the three months ended January 31, 2026. Accrued interest as of January 31, 2026 and October 31, 2025 is $11,904 and $4,973, respectively, which was accrued on the condensed consolidated balance sheet as of January 31, 2026 within the accounts payable and accrued expenses line item. During the three months ended January 31, 2026, the Company recorded $28,775 in debt discount amortization related to the note. As of January 31, 2026, the carrying value of the note amounted to $226,573, which is $275,000 less $48,427 in unamortized discount.

On December 19, 2025, the Company executed a note payable agreement for $65,205 from which $8,505 in fees were deducted for net proceeds of $56,700. The note matures on October 15, 2026 and carries an interest rate of 12% per annum. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The Note is convertible, following the last to occur, (i) 180 days following the inception date or (ii) an event of default, into shares of the Company’s common stock at a price equal to 65% of the lowest closing price during the 10 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice). The loan incurred interest expense of $922 for the three months ended January 31, 2026. Accrued interest as of January 31, 2026 is $922. During the three months ended January 31, 2026, the Company recorded $6,802 in debt discount amortization related to the note. As of January 31, 2026, the carrying value of the note amounted to $24,548, which is $65,205 less $40,657 in unamortized discount.

On December 19, 2025, the Company executed a note payable agreement for $127,010 from which $22,010 in fees were deducted for net proceeds of $105,000. The note matures on December 15, 2026 and carries an interest rate of 12% per annum. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The Note is convertible, following the last to occur, (i) 180 days following the inception date or (ii) an event of default, into shares of the Company’s common stock at a price equal to 65% of the lowest closing price during the 10 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice). The loan incurred interest expense of $1,796 for the three months ended January 31, 2026. Accrued interest as of January 31, 2026 is $1,796. During the three months ended January 31, 2026, the Company recorded $9,760 in debt discount amortization related to the note. As of January 31, 2026, the carrying value of the note amounted to $54,842, which is $127,010 less $72,168 in unamortized discount.

On December 19, 2025, the Company executed a note payable agreement for $65,205 from which $16,905 in fees were deducted for net proceeds of $48,300. The note matures on October 15, 2026 and carries an interest rate of 12% per annum. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. The Note is convertible, following the last to occur, (i) 180 days following the inception date or (ii) an event of default, into shares of the Company’s common stock at a price equal to 65% of the lowest closing price during the 10 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice). The loan incurred interest expense of $922 for the three months ended January 31, 2026. Accrued interest as of January 31, 2026 is $922. During the three months ended January 31, 2026, the Company recorded $6,802 in debt discount amortization related to the note. As of January 31, 2026, the carrying value of the note amounted to $24,548, which is $65,205 less $40,657 in unamortized discount.

On January 12, 2026, the Company executed a note payable agreement for $165,000 from which $30,500 in fees were deducted for net proceeds of $134,500. The note matures on January 12, 2027 and carries an interest rate of 10% per annum. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. In addition, the Company issued 75,000 unregistered shares of its common stock (the “Commitment Shares”), to the Buyer as additional consideration. The Note is convertible, upon certain events of default or missed payments, into shares of the Company’s common stock at a price equal to 90% of the lowest closing price during the 10 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice). The loan incurred interest expense of $859 for the three months ended January 31, 2026. Accrued interest as of January 31, 2026 is $859, which was accrued on the condensed consolidated balance sheet as of January 31, 2026 within the accounts payable and accrued expenses line item. During the three months ended January 31, 2026, the Company recorded $3,172 in debt discount amortization related to the note. As of January 31, 2026, the carrying value of the note amounted to $107,240, which is $165,000 less $57,760 in unamortized discount.

On January 14, 2026, the Company executed a note payable agreement for $165,000 from which $32,000 in fees were deducted for net proceeds of $133,000. The note matures on January 14, 2027 and carries an interest rate of 10% per annum. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. In addition, the Company issued 75,000 unregistered shares of its common stock (the “Commitment Shares”), to the Buyer as additional consideration. In connection with the note agreement, the Company issued 330,000 warrants with an exercise price of $0.50 per share, subject to change, and a five year term and can be net settled in cash in certain situations. The Note is convertible into shares of the Company’s common stock at a price equal to the lesser of (i) $0.50. or  80% of the lowest closing price during the 10 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice). The loan incurred interest expense of $768 for the three months ended January 31, 2026. Accrued interest as of January 31, 2026 is $768, which was accrued on the condensed consolidated balance sheet as of January 31, 2026 within the accounts payable and accrued expenses line item. During the three months ended January 31, 2026, the Company recorded $5,922 in debt discount amortization related to the note. As of January 31, 2026, the carrying value of the note amounted to $43,765, which is $165,000 less $121,235 in unamortized discount.

The aggregate maturity on the convertible notes payable as of January 31, 2026, are as follows:

Due in less than one year	$862,420
Due after one year	-
862,420
Less current portion	(862,420)
Convertible notes payable, non-current portion	$-

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

Embedded derivatives

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of January 31, 2026 and October 31, 2025 and the amounts that were reflected in operations related to derivatives for the period ended:

	January 31, 2026
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivative liability	3,024,705	$228,759
Warrant derivative liability	330,000	269,931
Total	3,354,705	$498,690

	October 31, 2025
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivative liability	393,717	$39,543
Total	393,717	$39,543

The following table summarizes the effects on the Company’s loss associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended January 31, 2026 and 2025:

	For the Three months Ended
	January 31, 2026	January 31, 2025
Embedded derivative liability	$8,166	$-
Warrant derivative liability	(196,958)	-
Total gain (loss)	$(188,792)	$-

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. The Company has selected the Lattice Model valuation technique to fair value the embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Lattice Model technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. For instruments in which the time to expiration has expired, the Company has utilized the intrinsic value as the fair value. The intrinsic value is the difference between the quoted market price on the valuation date and the applicable conversion price.

Significant range of inputs and results arising from the Lattice Model process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception	Period Ended
	Dates Note	January 31, 2026
Underlying price on valuation date	$0.31 - 1.03	$0.31 - 0.44
Effective contractual conversion rates	$0.25 - 0.88	$0.25 - 0.39
Contractual term to maturity	0.49 - 1.00 years	0.07 - 0.95 years
Market volatility:
Volatility	20.03 - 26.90%	18.11 - 24.17%
Risk-adjusted interest rate	3.53 - 4.06%	3.48 - 3.75%

The detachable warrants issued with the convertible notes require derivative liability classification due to agreements containing a fundamental transaction clause which could require net cash settlement in certain situations. The warrant fair value was calculated using the Black-Scholes option pricing model using the following inputs:

	Inception	Period Ended
	Dates Note	January 31, 2026
Underlying price on valuation date	$0.60	$1.23
Effective contractual conversion rates	$0.50	$0.50
Contractual term to maturity	5.00 years	4.96 years
Market volatility:
Volatility	23.36%	23.30%
Risk-adjusted interest rate	3.72%	3.78%

The following table reflects the issuances of derivatives and changes in fair value inputs and assumptions related to the derivatives for the three months ended January 31, 2026.

January 31, 2026
Balances at beginning of period	$39,543
Issuances:
Embedded derivatives	197,382
Warrant derivatives	72,973
Changes in fair value inputs and assumptions reflected in income	188,792
Balances at end of period	$498,690

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

The 2025 Equity Plan limits the shares of common stock authorized to be awarded as stock awards to 2,382,352 shares as of January 31, 2026 and October 31, 2025, respectively. Employees are provided stock options vesting over a period of four years with a one year cliff. After one year, 25% of the award size vests followed by 1/48th of the award size for each month thereafter. On a case-by-case basis, options have been granted outright with no vest period.

Due to the change-in-control transaction described in Note 1, there was a recapitalization for which the Company’s stock options were adjusted for the new capital structure. The Company adjusted each of the granted options a 0.612 factor.

During the three months ended January 31, 2026 and 2025, there were no stock options granted.

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Term (Three months)	Aggregate Intrinsic Value
Three months ended January 31, 2025
Balance as of October 31, 2024	1,422,307	$0.09	7.02	$6,980,951
Issued	-	-	-	-
Canceled	-	-	-	-
Exercised	-	-	-	-
Balance as of January 31, 2025	1,422,307	$0.09	6.77	$6,980,951
Exercisable as of January 31, 2025	1,145,578	$0.09	6.42	$5,679,031

Three months ended January 31, 2026
Balance as of October 31, 2025	1,750,971	$0.43	6.73	$438,197
Issued	-	-	-	-
Canceled	-	-	-	-
Exercised	-	-	-	-
Balance as of January 31, 2026	1,750,971	$0.43	6.48	$1,618,854
Exercisable as of January 31, 2026	1,635,980	$0.45	6.40	$1,491,702

Stock-based compensation from stock awards for the three months ended January 31, 2026 and 2025 was $32,384 and $46,497, respectively. As of January 31, 2026 and October 31, 2025, there remained $78,597 and $110,981 of unrecognized stock-based compensation from stock option awards, respectively. As of January 31, 2026, there were 1,635,980 shares of common stock related to stock option grants that were vested and 114,991 stock option grants that were unvested.

NOTE 9: LEASES

The Company leases its manufacturing facility and it is classified as an operating lease. The Company recognized right of use assets and lease liabilities pursuant to these leases. Leases with an initial term of 12 months or less or leases that are immaterial are not included on the condensed consolidated balance sheets. The lease liability was calculated at the commencement date of each lease by discounting the future payments using the Company’s incremental borrowing rate of 10%.

The lease for the manufacturing facility commenced on June 1, 2022, and has a term of five years. For the first twelve months the monthly lease payments were $36,000. The monthly lease payments are subject to an annual increase of 3%.

Right-of-use lease asset is summarized below:

	January 31, 2026	October 31, 2025
Manufacturing lease	$1,788,571	$1,788,571
Less: accumulated amortization	(1,304,459)	(1,222,210)
Right-of-use lease asset, net	$484,112	$566,361

Operating lease liability is summarized below:

	January 31, 2026	October 31, 2025
Manufacturing lease	$599,953	$701,275
Less: current portion	(441,204)	(477,956)
Long term portion	$158,749	$223,319

Future minimum lease payments required under this operating lease on an undiscounted cash flow basis as of January 31, 2026 were as follows:

2026	$359,942
2027	283,626
Total future minimum lease payments	$643,568
Less imputed interest	(43,615)
Total operating lease liability	$599,953

The Company recognized rent expense pursuant to this lease on the straight-line basis in accordance with the guidance in ASC 842. The Company recognized rent expense of $89,430 and $100,019 for the three months ended January 31, 2026 and 2025, related to this lease, which is included within facilities expense on the condensed consolidated statements of operations.

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

NOTE 11: CLIENT CONCENTRATIONS

Four customers accounted for 99.8% of the Company’s outstanding receivables on January 31, 2026 and four customers accounted for 99% of the Company’s outstanding receivables on October 31, 2025. The table below summarizes the accounts receivable concentrations by customer as of January 31, 2026, and October 31, 2025:

	Accounts Receivable Concentration
	January 31,	October 31
Company	2026	2025
A	82.7%	45%
B	7.9%	31%
C	6.0%	17%
D	3.2%	6%
	99.8%	99%

For the three months ended January 31, 2026 and 2025, the Company’s revenue was concentrated amongst eleven and eight customers, respectively. For the three months ended January 31, 2026 and 2025, 75% of all revenue was obtained from government sources either as a direct contractor or subcontractor, with the remaining 25% of revenue from private customers.

NOTE 12: SEGMENT INFORMATION

The Company conducts its business activities and reports financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Chief Operating Decision Maker (“CODM”) evaluates performance and makes resource and operating decisions for the business. The Company’s CODM is the Chief Executive Officer. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations. The CODM uses net loss, as reported on the Condensed Consolidated Statements of Operations, in evaluating the performance of the Company and determining how to allocate resources of the Company as a whole. As the CODM evaluates performance on a consolidated basis, all required financial segment information is included in the condensed consolidated financial statements.

NOTE 13: SUBSEQUENT EVENTS

In preparing these condensed consolidated financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. Such events or transactions are described below as of the date these unaudited condensed consolidated financial statements were issued.

The following subsequent events occurred after January 31, 2026, and prior to the filing of this Quarterly Report on Form 10-Q.

Convertible Note Financings

On February 9, 2026 and February 17, 2026, the Company entered into separate Securities Purchase Agreements pursuant to which it issued an aggregate principal amount of approximately $760,272 of promissory notes to four unaffiliated accredited investors. After giving effect to original issue discounts and legal fee deductions, the Company received aggregate net cash proceeds of approximately $667,000. The notes contain various interest, conversion, prepayment and default provisions as described below.

On February 9, 2026, the Company entered into a Securities Purchase Agreement (the “CFI SPA”) with CFI Capital LLC (“CFI”), pursuant to which the Company agreed to issue and sell, and CFI agreed to purchase, a 6% Convertible Redeemable Note in the aggregate principal amount of $200,000 (the “CFI Note”). The CFI Note contains an original issue discount of $20,000, resulting in a purchase price of $180,000, less a $5,000 legal fee deduction, resulting in net proceeds of $175,000 before expenses. The CFI Note bears interest at six percent (6%) per annum from February 9, 2026 and matures on February 9, 2027.

Following the six-month anniversary of issuance, CFI may, subject to certain beneficial ownership limitations, convert all or any portion of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock during the twenty (20) trading days preceding the conversion date. In the event of a DTC “Chill,” the conversion price is reduced to fifty percent (50%) of the lowest trading price during the applicable lookback period. The CFI Note contains a 4.99% beneficial ownership limitation, which may be increased to 9.99% upon 60 days’ prior written notice.

The CFI Note further provides that if the Company issues securities to another party with more favorable conversion terms (including conversion price, discount or lookback period), such conversion terms will be adjusted in favor of CFI.

The CFI Note may be prepaid subject to premiums ranging from 105% to 140% of the principal amount, plus accrued interest, depending on the timing of redemption. In the case of a “Sale Event” (as defined in the CFI Note), the Company must, at CFI’s election, either redeem the CFI Note in cash subject to the applicable premium or permit conversion at the applicable conversion price.

Upon an event of default, unless cured within five days or waived by the Holder, and during the continuation of an event of default, including, among other things, payment defaults, covenant breaches, reporting delinquency, delisting, insolvency events or cross-default, unless cured by the Company within five days or otherwise waived in writing by CFI, CFI may declare the CFI Note immediately due and payable. Upon default, interest accrues at the highest rate permitted by Florida law and the conversion price is adjusted to forty-five percent (45%) of the lowest trading price during the applicable lookback period. Further, if the Company is delinquent or continues to be delinquent after six months of the Note in its SEC reports, then the Holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for conversion. The foregoing description of the CFI SPA and CFI Note does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, which are filed as exhibits to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

On February 17, 2026, the Company entered into a Securities Purchase Agreement (the “GS SPA”) with GS Capital Partners, LLC (“GS”), pursuant to which the Company issued a 12% Promissory Note in the principal amount of $150,000 (the “GS Note”). The GS Note contains an original issue discount of $11,000, resulting in a purchase price of $139,000, less a $4,000 legal fee deduction, resulting in net proceeds of $135,000 before expenses. The Company issued 12,000 restricted shares of common stock to GS as commitment shares (the “GS Commitment Shares”).

The GS Note bears interest at twelve percent (12%) per annum. Interest is payable in shares of the Company’s common stock (“Interest Shares”), and GS may convert accrued interest into Interest Shares in accordance with the conversion formula set forth in the GS Note.

The GS Note matures on February 17, 2027. Beginning August 17, 2026, the Company is required to make six (6) equal monthly payments of $25,000 each, with any remaining outstanding amounts due at maturity.

Upon the occurrence of an Event of Default (as defined in the GS Note), GS may, at its option and subject to certain beneficial ownership limitations, convert all or any portion of the outstanding principal and accrued interest, including default interest and other amounts due, into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the lowest trading price of the common stock during the fifteen (15) trading days preceding the date of conversion. In the event of a DTC “Chill,” the conversion price is reduced to fifty percent (50%) of the lowest trading price during the applicable lookback period. The GS Note contains a 4.99% beneficial ownership limitation, which may be increased to 9.99% upon 60 days’ prior written notice.

If, while the GS Note is outstanding, the Company consummates a financing transaction resulting in net proceeds of $700,000 or more in one or more closings, any proceeds in excess of $700,000 must be used to retire outstanding balances under the GS Note.

The GS Note further provides that if the Company issues securities to another party with more favorable conversion terms (including conversion price, discount or lookback period), such conversion terms will be adjusted in favor of GS.

Upon an Event of Default, if not cured by the Company within five (5) days or waived by GS, GS may declare the GS Note immediately due and payable and the outstanding principal increases to 150% of the outstanding principal balance, together with accrued interest and other amounts due. Events of Default include, among other things, payment defaults, covenant breaches, reporting delinquency, delisting or loss of quotation, insolvency events, failure to maintain required share reserves, termination of the Company’s transfer agent without consent, and certain cross-defaults.

The foregoing description of the GS SPA and GS Note does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, which are filed as exhibits to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

On February 17, 2026, the Company entered into a Securities Purchase Agreement (the “Quick SPA”) with Quick Capital, LLC (“Quick”), pursuant to which the Company agreed to issue and sell, and Quick agreed to purchase, a Convertible Promissory Note in the aggregate principal amount of $172,222 (the “Quick Note”). The Quick Note contains an original issue discount of $17,222 and $5,000 withheld for legal expenses, resulting in net proceeds to the Company of $150,000 before other expenses. The Quick Note matures twelve (12) months from the date of issuance.

The Quick Note bears interest at six percent (6%) per annum on the outstanding principal amount. Upon the occurrence and continuation of an Event of Default, the interest rate increases to the lesser of twenty-four percent (24%) per annum or the maximum rate permitted by applicable law.

Beginning on the 180th day following issuance, and subject to a 4.99% beneficial ownership limitation, Quick may convert all or any portion of the outstanding principal, accrued interest and other amounts due into shares of the Company’s common stock at a conversion price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock during the twenty (20) trading days preceding the date of conversion. Upon the occurrence of an Event of Default, the conversion discount increases such that the conversion price equals forty-five percent (45%) of the lowest trading price during the applicable lookback period. The Company is required to maintain a share reserve equal to at least four (4) times the number of shares issuable upon full conversion of the Quick Note, and failure to maintain such reserve constitutes an Event of Default.

The Quick Note may be prepaid by the Company, subject to the prior written consent of the Holder, upon not less than three (3) trading days’ prior written notice. If prepaid within the first 180 days following issuance, the Company must pay a premium equal to (i) 105% of the outstanding principal and accrued interest if prepaid within 0–30 days of issuance, (ii) 110% if prepaid during days 31–60, (iii) 120% if prepaid during days 61–90, (iv) 130% if prepaid during days 91–120, (v) 135% if prepaid during days 121–150, and (vi) 140% if prepaid during days 151–180. The Note may not be prepaid after the 180th day anniversary of the issuance date.

Upon an Event of Default, including, among other things, payment defaults, breaches of representations or covenants, failure to maintain SEC reporting compliance, delisting or loss of quotation, insolvency events, failure to maintain required share reserves, or cross-default under other indebtedness owed to Quick or its affiliates, the Quick Note becomes immediately due and payable and the outstanding principal balance increases to one hundred fifty percent (150%) of the outstanding principal amount, together with accrued and unpaid interest and other amounts due; in certain circumstances, the default amount increases to two hundred percent (200%) of the outstanding principal.

While the Quick Note is outstanding, the Holder is entitled to participate in any pro rata issuance of rights to purchase common stock or other securities as if it were a holder of the number of shares of common stock issuable upon full conversion of the Quick Note (without regard to any conversion limitations) immediately prior to the applicable record date.

Board Resignations

On March 17, 2026, Paul Turin resigned as a member of the Board of Directors of Helio Corporation (the “Company”), effective March 17, 2026. Mr. Turin’s resignation from the Board was voluntary and not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Turin remains the Chief Engineer of the Company. The Company is furnishing as Exhibit 99.1 hereto a copy of Mr. Turin’s letter of resignation.

On March 17, 2026, Stuart Bale resigned as a member of the Board of Directors of the Company, effective March 17, 2026. Mr. Bale’s resignation from the Board was voluntary and not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Bale remains the Chief Scientist of the Company. The Company is furnishing as Exhibit 99.2 hereto a copy of Mr. Bale’s letter of resignation.

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the impact of pending legal proceedings, adequate liquidity levels, dividends, share repurchases or other capital deployment initiatives and/or statements preceded by, followed by or that include the words “believe,” “will,” “will be,” “will continue,” “will likely result,” “may,” “predicts,” “so we can,” “when,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “aim,” “could,” “plans,” “seeks” and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed in the “Risk Factors” section in our registration statement on Form S-1, as amended (File No. 333-284062) (the “S-1 Registration Statement”) could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

●	Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern.

●	Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

●	Our success depends heavily on our executive officers, senior management team and highly trained employees; difficulty hiring officers and employees of equal competency or ineffective succession planning, could adversely affect our business.

●	Competition could cause downward pressure on prices, fewer customer orders, reduced margins, inability to take advantage of new business opportunities, and the loss of market share.

●	Our competitors may be better capitalized, have greater revenues, and have more industry or management experience.

●	Our competitors may develop technologies and products that are more effective than those we develop or that render our technology and products obsolete or noncompetitive.

●	Our projections of future financial results are based on a number of assumptions by our management, some or all of which may prove to be incorrect, and actual results may differ materially and adversely from such projections.

●	Our estimated and projected market for our products and services may be inaccurate and may not reach our expected potential.

●	We will incur significant expenses and capital expenditures to execute our business plan; there are no assurances that we will obtain adequate financing to meet these expenditures.

●	We may invest significant resources in developing new products, services and technologies in pursuit of applications and revenue opportunities that may never materialize.

●	Our ability to grow our business depends on our ability to develop new products, and services to satisfy changing customer demands and respond to changing industry cycles in a timely and cost-effective manner.

●	Our business may be adversely affected by changes in budgetary priorities of the U.S. Government.

●	Technology failures or cyber security breaches or other unauthorized access to our information technology systems or sensitive or proprietary information could have an adverse effect on the Company’s business and operations.

●	Federal contracting is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks and false claims, and non-compliance could subject us to fines and penalties.

●	Our inability to secure additional U.S. government contracts and funding may adversely affect our business, financial condition and results of operations.

●	The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse impact on our business, financial condition, results of operations and cash flows.

●	Our common stock has historically experienced limited trading and you may have difficulty liquidating your shares.

●	Our stock price may be volatile and purchasers of our common stock could incur substantial losses.

●	We do not expect to pay dividends in the foreseeable future, and you must rely on price appreciation of your shares of common stock for return on your investment.

●	Our Company’s founders, directors and executive officers own or control a majority of the Company and you will have little or no management control over our business or corporate mattes.

●	Our operating results may continue to be adversely affected as a result of unfavorable market, economic, social and political conditions.

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

In January 2024, via a share exchange accounted for as a reverse acquisition, Web3 Corporation, a Florida corporation that was originally incorporated under the name Stirling Bridge Group, Inc. and was a specialized small business venture lender, acquired 100% of the stock of Heliospace, and changed its name from Web3 Corporation to Helio Corporation (the “Business Combination”). Heliospace was the accounting acquirer in the Business Combination and was determined to be the sole predecessor of Helio Corporation. Accordingly, this discussion and analysis, and the condensed consolidated financial statements included elsewhere in this Quarterly Report, reflect the financial condition and results of operations of Helio Corporation and its sole consolidated subsidiary, Heliospace, after the Business Combination and of Heliospace prior to the Business Combination.

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

Results of Operations

Comparison of the Three Months Ended January 31, 2026 to the Three Months Ended January 31, 2025

The following table provides certain selected financial information of Helio Corporation for the periods presented:

	Three Months Ended
	January 31,
	2026	2025	Change	%
Revenues	$495,550	$1,427,576	(932,026)	(65)%
Costs of revenue	244,863	1,016,848	(771,985)	(76)%
Operating expenses	2,926,201	1,276,134	1,650,067	129%
Operating loss	(2,675,514)	(865,406)	(1,810,108)	(209)%
Interest expense, net	(164,309)	(53,736)	(110,573)	(206)%
Amortization of debt discount	(61,233)	-	(61,233)	Increase from zero
Change in fair value of derivative liability	(188,792)	-	(188,792)	Increase from zero
Loss on debt extinguishment	(643,880)	-	(643,880)	Increase from zero
Net loss	$(3,733,728)	$(919,142)	(2,814,586)	306%

Loss per share basic and diluted	$(0.21)	$(0.08)

Revenue for the three months ended January 31, 2026 decreased by 65% to $495,550 from $1,427,576 for the three months ended January 31, 2025, reflecting a lower overall volume of work compared to the prior three months. Contributing factors include continuing budget cuts to NASA programs enacted by the current administration, combined with the extended government shutdown. During the three months ended January 31, 2026, we serviced three customers, one of which was a government customer, and two non/not-for-profit customers who were under government contracts. For the three months ended January 31, 2025, we serviced eight customers, of which one was a direct government customer and one was a private foundation. There were four commercial and two non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer.

Cost of Revenue

The 76% decrease in cost of revenue for the three months ended January 31, 2026 to $244,863 from $1,016,848 for the three months ended January 31, 2025 mainly reflected the decreased business volume described above. As a percentage of revenue, cost of revenue amounted to 49% and 71% in the three months ended January 31, 2026 and 2025, respectively. Cost of revenue as a percentage of revenue decreased by approximately 22% due to increased operational efficiency on several new contracts that commenced in Q3 2025.

Operating Expenses

	Three months Ended January 31,
	2026	2025	Change	%
Operating expenses
Personnel expenses	$41,892	$158,566	$(116,674)	(74)%
Facilities expense	171,110	210,511	(39,401)	(19)%
Professional fees	115,277	178,738	(63,461)	(36)%
Depreciation expense	5,666	5,666	-	0%
Other general and administrative	2,592,256	722,653	1,869,603	259%
Total	$2,926,201	$1,276,134	$1,650,067	129%

Overall operating expenses increased by $1,650,067, or 129%, to $2,926,201 for the three months ended January 31, 2026, as compared to $1,276,134 for the three months ended January 31, 2025, driven by professional fees incurred in connection with a public offering attempt and higher G&A expenses associated with this and R&D activities.

Other Expense

Our other expenses are comprised of interest expense, amortization of debt discount, change in fair value of derivative liability and loss on debt extinguishment. Overall other expenses increased by $1,004,478, or 1869%, to $1,058,214 for the three months ended January 31, 2026, as compared to $53,736 for the three months ended January 31, 2025. We recorded $164,309 in interest expense in the three months ended January 31, 2026 compared to $53,736 in the three months ended January 31, 2025, reflecting our increased amount of average outstanding debt and increased rates of interest thereunder. In the three months ended January 31, 2026 we recorded amortization of debt discount of $61,233, the change in fair value of derivative liability of $188,792, which was due to the issuance of convertible debt and a loss on debt extinguishment in the amount of $643,880.

We have not recorded income tax expense or benefit in the three months ended January 31, 2026 and 2025 (because of our tax loss carryforwards). We had approximately $3,179,000 of net operating loss carry forwards to offset future federal taxable income as of January 31, 2026.

The NOL carry forward is subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards and research credit carryforwards to offset taxable income and tax, respectively, may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of January 31, 2026. The annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future three months.

Net Loss

Our net loss for the three months ended January 31, 2026 was $3,733,728, compared to a net loss of $919,142 for the three months ended January 31, 2025. The change was due to the reasons discussed above.

Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of the condensed consolidated financial statements, which is not alleviated by management’s plans. The condensed consolidated financial statements have been prepared under the going concern basis of accounting. These condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Liquidity and Capital Resources

As of January 31, 2026, the Company had cash and cash equivalents of $282,061 and has historically incurred operating losses and negative cash flows from operations. The Company has funded its working capital, research and development activities, capital expenditures, and other commitments primarily through loans from the Company’s executive officers and directors and other debt financings. The Company has also issued equity securities in non-cash transactions, including in connection with services rendered and debt-related arrangements. The Company expects to continue to incur operating losses and negative operating cash flows as it advances its business and executes its strategic initiatives.

The Company’s primary liquidity requirements include funding operating expenses, research and development activities, engineering and technical personnel costs, general and administrative expenses, professional fees, and costs associated with maintaining its public company reporting obligations. As of January 31, 2026, the Company’s ability to meet its obligations as they become due depend, and is expected to continue to depend, on its ability to obtain additional financing through debt or equity issuances, strategic transactions, or other capital-raising activities.

Default Under Promissory Notes

The Company is currently in default under certain of its outstanding promissory notes with an aggregate principal amount of approximately $1,185,000. The Company is engaged in discussions with the holders of such notes regarding potential waivers, amendments or other accommodations. While no assurance can be given as to the outcome of these discussions, the Company is seeking to resolve the matter without acceleration or enforcement actions. If the holders of such notes were to accelerate the amounts due, the Company may not have sufficient liquidity to satisfy such obligations.

During fiscal year 2026 and subsequent to January 31, 2026, the Company completed multiple financing transactions to support its liquidity needs (see Notes 6, 13).

These notes bear interest at rates generally ranging from approximately 10% to 12% per annum (subject to higher default rates) and have maturities ranging from October 2026 through January 2027. The proceeds from these financings were used for working capital and general corporate purposes.

Debt Obligations and Contractual Commitments

As of January 31, 2026, the Company had outstanding unsecured notes to related parties with an aggregate principal balance of $558,178. Of the aggregate outstanding principal balance, $358,178 are non-interest bearing and $200,000 are interest bearing at 9.75% per annum. $200,000 of the principal is in default as of January 31, 2026, the remaining $358,178 is due on demand.

As of January 31, 2026, the Company also had outstanding debt from unrelated parties under notes payable with an aggregate principal balance of $1,727,432. These notes bear interest at rates of 9.75% and 12.00% per annum and mature within the next two fiscal. Certain of these notes are secured by the Company’s accounts receivable and by shares of common stock pledged by a shareholder, and certain notes permit acceleration upon the occurrence of specified events.

The Company’s ability to service its debt obligations will depend on its future operating performance and its ability to obtain additional financing.

Subsequent Financing Activities

Subsequent to January 31, 2026, the Company issued additional promissory notes to investors in the aggregate principal amount of approximately $760,272, resulting in net proceeds of approximately $667,000 after giving effect to original issue discounts and transaction-related expenses. These notes contain customary interest, conversion and default provisions. The proceeds from these financings have been used to support the Company’s ongoing operations and liquidity needs. The Company has used, and expects to continue to use, proceeds from financing activities to fund its operations and address its liquidity needs while it continues discussions with holders of notes currently in default.

Capital Requirements and Going-Concern Considerations

Because of historical and expected operating losses and negative operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance of the condensed consolidated financial statements. Management’s plans to address this uncertainty include pursuing additional debt and equity financings, strategic partnerships, and other capital-raising initiatives. However, there can be no assurance that such financing or other arrangements will be available on acceptable terms, or at all.

If the Company is unable to obtain additional capital when needed, it may be required to reduce or delay expenditures, curtail operations, delay or limit strategic initiatives, or pursue other strategic alternatives.

Cash Flows

	Three Months Ended January 31,
	2026	2025
Cash used in operating activities	$(290,619)	$(501,760)
Cash provided by financing activities	$565,375	$50,000
Cash on hand (end of period)	$282,061	$99,792

Cash Flows Used in Operating Activities

Our operating cash flow results were affected by the aging and timing of certain working capital items. During the three months ended January 31, 2026 and 2025, our negative operating cash flow was attributed mainly to our net loss, as described above.

During the three months ended January 31, 2026, the Company reported $290,619 of cash used in operating activities. The Company’s negative operating cash flow was attributed mainly to a net loss of $3,733,728, decrease in lease obligations of $101,322, and a decrease in accrued compensation in the amount of $52,380. This was offset by increases in right of use asset amortization of $82,249, decrease in accounts receivable of $301,058, an increase in accounts payable and accrued expenses of $99,350 and a decrease in prepaid expenses in current assets in the amount of $44,609.

During the three months ended January 31, 2025, the Company reported $501,760 of cash used by operating activities. The Company’s negative operating cash flow was attributed mainly to a net loss of $919,142, decreased work in progress of $191,683, and an increase in accounts payable of $32,502. This was offset by decreases in right of use asset amortization of $100,019, decrease in accrued compensation of $81,590, and decrease in accounts receivable of $236,569.

Cash Flows Provided by Financing Activities

During the three months ended January 31, 2026, net cash provided by financing activities was $565,375, which included the incurrence of new debt proceeds amounting to $847,477, offset by repayments of debt totaling $282,101.

During the three months ended January 31, 2025, net cash provided by financing activities was $50,000, which included the incurrence of new debt proceeds amounting to $50,000.

Material Cash Commitments

The Company’s material future cash commitments, to be paid from cash flows from operations, are to repay its current debt obligations and payments under leases for its facilities. The Company does not have any material commitments for capital expenditures. The following table shows the material future commitments for the three months ending January 31st:

	Leases	Debt	Total

Remainder of 2026	359,942	2,668,031	3,127,973
2027	283,626	480,000	763,626
	—
Total	$643,568	$3,148,031	$3,891,599

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities — current, and operating lease liabilities — noncurrent on the condensed consolidated balance sheets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of January 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of January 31, 2026, due to the presence of material weaknesses in our internal control over financial reporting, as described below.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Although management has not yet completed a formal evaluation of the Company’s internal control over financial reporting, certain control deficiencies were identified that are significant enough to suggest the existence of material weaknesses, including:

●	Lack of Segregation of Duties. The Company did not maintain adequate segregation of duties within its finance and accounting function. This deficiency increases the risk that errors or fraudulent activity could occur and remain undetected in a timely manner.

●	Insufficient Accounting and Financial Reporting Expertise. The Company did not have a sufficient number of qualified personnel with the requisite knowledge of U.S. generally accepted accounting principles (GAAP) and SEC reporting requirements to ensure the timely and accurate preparation, review, and disclosure of consolidated financial statements.

Remediation Plan

We are actively working to remediate these material weaknesses. Planned remediation steps include hiring additional qualified accounting personnel and implementing more robust internal review and approval procedures. We will continue to monitor and assess the effectiveness of our remediation efforts in future periods.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Subsequent Events

The following subsequent events occurred after January 31, 2026, and prior to the filing of this Quarterly Report on Form 10-Q.

On February 9, 2026 and February 17, 2026, the Company entered into separate Securities Purchase Agreements pursuant to which it issued an aggregate principal amount of approximately $760,272 of promissory notes to four unaffiliated accredited investors. After giving effect to original issue discounts and legal fee deductions, the Company received aggregate net cash proceeds of approximately $667,000. The notes contain various interest, conversion, prepayment and default provisions as described below.

On February 9, 2026, the Company entered into a Securities Purchase Agreement (the “CFI SPA”) with CFI Capital LLC (“CFI”), pursuant to which the Company agreed to issue and sell, and CFI agreed to purchase, a 6% Convertible Redeemable Note in the aggregate principal amount of $200,000 (the “CFI Note”). The CFI Note contains an original issue discount of $20,000, resulting in a purchase price of $180,000, less a $5,000 legal fee deduction, resulting in net proceeds of $175,000 before expenses. The CFI Note bears interest at six percent (6%) per annum from February 9, 2026 and matures on February 9, 2027.

Following the six-month anniversary of issuance, CFI may, subject to certain beneficial ownership limitations, convert all or any portion of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock during the twenty (20) trading days preceding the conversion date. In the event of a DTC “Chill,” the conversion price is reduced to fifty percent (50%) of the lowest trading price during the applicable lookback period. The CFI Note contains a 4.99% beneficial ownership limitation, which may be increased to 9.99% upon 60 days’ prior written notice.

The CFI Note further provides that if the Company issues securities to another party with more favorable conversion terms (including conversion price, discount or lookback period), such conversion terms will be adjusted in favor of CFI.

The CFI Note may be prepaid subject to premiums ranging from 105% to 140% of the principal amount, plus accrued interest, depending on the timing of redemption. In the case of a “Sale Event” (as defined in the CFI Note), the Company must, at CFI’s election, either redeem the CFI Note in cash subject to the applicable premium or permit conversion at the applicable conversion price.

Upon an event of default, unless cured within five days or waived by the Holder, and during the continuation of an event of default, including, among other things, payment defaults, covenant breaches, reporting delinquency, delisting, insolvency events or cross-default, unless cured by the Company within five days or otherwise waived in writing by CFI, CFI may declare the CFI Note immediately due and payable. . Upon default, interest accrues at the highest rate permitted by Florida law and the conversion price is adjusted to forty-five percent (45%) of the lowest trading price during the applicable lookback period. Further, if the Company is delinquent or continues to be delinquent after six months of the Note in its SEC reports, then the Holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for conversion. The foregoing description of the CFI SPA and CFI Note does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, which are filed as exhibits to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

On February 17, 2026, the Company entered into a Securities Purchase Agreement (the “GS SPA”) with GS Capital Partners, LLC (“GS”), pursuant to which the Company issued a 12% Promissory Note in the principal amount of $150,000 (the “GS Note”). The GS Note contains an original issue discount of $11,000, resulting in a purchase price of $139,000, less a $4,000 legal fee deduction, resulting in net proceeds of $135,000 before expenses. The Company issued 12,000 restricted shares of common stock to GS as commitment shares (the “GS Commitment Shares”).

The GS Note bears interest at twelve percent (12%) per annum. Interest is payable in shares of the Company’s common stock (“Interest Shares”), and GS may convert accrued interest into Interest Shares in accordance with the conversion formula set forth in the GS Note.

The GS Note matures on February 17, 2027. Beginning August 17, 2026, the Company is required to make six (6) equal monthly payments of $25,000 each, with any remaining outstanding amounts due at maturity.

Upon the occurrence of an Event of Default (as defined in the GS Note), GS may, at its option and subject to certain beneficial ownership limitations, convert all or any portion of the outstanding principal and accrued interest, including default interest and other amounts due, into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the lowest trading price of the common stock during the fifteen (15) trading days preceding the date of conversion. In the event of a DTC “Chill,” the conversion price is reduced to fifty percent (50%) of the lowest trading price during the applicable lookback period. The GS Note contains a 4.99% beneficial ownership limitation, which may be increased to 9.99% upon 60 days’ prior written notice.

If, while the GS Note is outstanding, the Company consummates a financing transaction resulting in net proceeds of $700,000 or more in one or more closings, any proceeds in excess of $700,000 must be used to retire outstanding balances under the GS Note.

The GS Note further provides that if the Company issues securities to another party with more favorable conversion terms (including conversion price, discount or lookback period), such conversion terms will be adjusted in favor of GS.

Upon an Event of Default, if not cured by the Company within five (5) days or waived by GS, GS may declare the GS Note immediately due and payable and the outstanding principal increases to 150% of the outstanding principal balance, together with accrued interest and other amounts due. Events of Default include, among other things, payment defaults, covenant breaches, reporting delinquency, delisting or loss of quotation, insolvency events, failure to maintain required share reserves, termination of the Company’s transfer agent without consent, and certain cross-defaults.

The foregoing description of the GS SPA and GS Note does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, which are filed as exhibits to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

On February 17, 2026, the Company entered into a Securities Purchase Agreement (the “Quick SPA”) with Quick Capital, LLC (“Quick”), pursuant to which the Company agreed to issue and sell, and Quick agreed to purchase, a Convertible Promissory Note in the aggregate principal amount of $172,222 (the “Quick Note”). The Quick Note contains an original issue discount of $17,222 and $5,000 withheld for legal expenses, resulting in net proceeds to the Company of $150,000 before other expenses. The Quick Note matures twelve (12) months from the date of issuance.

The Quick Note bears interest at six percent (6%) per annum on the outstanding principal amount. Upon the occurrence and continuation of an Event of Default, the interest rate increases to the lesser of twenty-four percent (24%) per annum or the maximum rate permitted by applicable law.

Beginning on the 180th day following issuance, and subject to a 4.99% beneficial ownership limitation, Quick may convert all or any portion of the outstanding principal, accrued interest and other amounts due into shares of the Company’s common stock at a conversion price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock during the twenty (20) trading days preceding the date of conversion. Upon the occurrence of an Event of Default, the conversion discount increases such that the conversion price equals forty-five percent (45%) of the lowest trading price during the applicable lookback period. The Company is required to maintain a share reserve equal to at least four (4) times the number of shares issuable upon full conversion of the Quick Note, and failure to maintain such reserve constitutes an Event of Default.

The Quick Note may be prepaid by the Company, subject to the prior written consent of the Holder, upon not less than three (3) trading days’ prior written notice. If prepaid within the first 180 days following issuance, the Company must pay a premium equal to (i) 105% of the outstanding principal and accrued interest if prepaid within 0–30 days of issuance, (ii) 110% if prepaid during days 31–60, (iii) 120% if prepaid during days 61–90, (iv) 130% if prepaid during days 91–120, (v) 135% if prepaid during days 121–150, and (vi) 140% if prepaid during days 151–180. The Note may not be prepaid after the 180th day anniversary of the issuance date.

Upon an Event of Default, including, among other things, payment defaults, breaches of representations or covenants, failure to maintain SEC reporting compliance, delisting or loss of quotation, insolvency events, failure to maintain required share reserves, or cross-default under other indebtedness owed to Quick or its affiliates, the Quick Note becomes immediately due and payable and the outstanding principal balance increases to one hundred fifty percent (150%) of the outstanding principal amount, together with accrued and unpaid interest and other amounts due; in certain circumstances, the default amount increases to two hundred percent (200%) of the outstanding principal.

While the Quick Note is outstanding, the Holder is entitled to participate in any pro rata issuance of rights to purchase common stock or other securities as if it were a holder of the number of shares of common stock issuable upon full conversion of the Quick Note (without regard to any conversion limitations) immediately prior to the applicable record date.

On March 17, 2026, Paul Turin resigned as a member of the Board of Directors of Helio Corporation (the “Company”), effective March 17, 2026. Mr. Turin’s resignation from the Board was voluntary and not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Turin remains the Chief Engineer of the Company. The Company is furnishing as Exhibit 99.1 hereto a copy of Mr. Turin’s letter of resignation.

On March 17, 2026, Stuart Bale resigned as a member of the Board of Directors of the Company, effective March 17, 2026. Mr. Bale’s resignation from the Board was voluntary and not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Bale remains the Chief Scientist of the Company. The Company is furnishing as Exhibit 99.2 hereto a copy of Mr. Bale’s letter of resignation.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1*	$200k Convertible Promissory Note dated February 9 2026
10.2*	$200k Securities Purchase Agreement dated February 9 2026
10.3*	$150k Convertible Promissory Note dated February 17 2026
10.4*	$150k Securities Purchase Agreement dated February 17 2026
10.5*	$172k Convertible Promissory Note dated February 17 2026
10.6*	$172k Securities Purchase Agreement dated February 17 2026
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Helio Board Resignation letter Turin
99.2*	Helio Board Resignation letter Bale
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**

Furnished herewith. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

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

HELIO CORPORATION

Date: March 30, 2026	By:	/s/ Edward Cabrera
Edward Cabrera
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial and Accounting Officer)

By:	/s/ Mark Knauf
Mark Knauf
Chief Financial Officer