Form 10-Q
period 2026-04-30
Helio Corp /FL/
filed 2026-06-15
CIK 1953988

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of June 12, 2026, there were 25,944,225 shares of the registrant’s common stock, no par value per share, outstanding.

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

1

Helio Corporation

Financial Statements for the Three and Six Months Ended April 30, 2026

HELIO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2026	2025
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash	$464,720	$7,305
Accounts receivable, net	394,635	489,426
Prepaid expenses and other current assets	81,055	102,143
Total Current Assets	940,410	598,874

Property and equipment, net	53,395	64,726
Security deposits	72,675	76,655
Right-of-use lease assets, net	399,301	566,361
Total Non-current Assets	525,371	707,742
Total Assets	$1,465,781	$1,306,616

Liabilities and Shareholders’ (Deficit) Equity

Liabilities
Current Liabilities:
Accounts payable and accrued expenses	$272,911	$273,936
Accrued compensation	690,455	930,555
Notes Payable - Related Parties	–	841,613
Notes payable	730,500	1,737,034
Convertible notes payable, net	488,237	197,798
Derivative liability	621,423	39,543
Operating lease obligations, current	455,892	477,956
Total Current Liabilities	3,259,418	4,498,435

Notes payable - Related Parties, less current portion	–	495,000
Notes payable, less current portion	85,000	150,000
Operating lease obligations, less current portion	40,185	223,319
Total Non-current Liabilities	125,185	868,319
Total Liabilities	3,384,603	5,366,754

Commitments and contingencies (Note 10)

Shareholders’ (Deficit) Equity
Series A Convertible Preferred Stock, par value $0.0001, 1,500,000 shares authorized; 175,000 designated; 0 shares issued and outstanding as of April 30, 2026 and October 31,2025 respectively	–	–
Series B Convertible Preferred Stock, par value $0.0001, 500,000 shares authorized; 177,500 designated; 0 shares issued and outstanding as of April 30, 2026 and October 31,2025 respectively	–	–
Series D Convertible Preferred Stock, par value $0.0001, 250,000 shares authorized; 250,000 designated; 250,000 and 0 shares issued and outstanding as of April 30, 2026 and October 31, 2025, respectively	25	–
Common stock to be issued; 162,964 and 0 shares	228,150	–
Common stock, no par value, 100,000,000 shares authorized; 25,243,454 and 11,371,966 shares issued and outstanding as of April 30, 2026 and October 31, 2025, respectively	8,105,220	912,369
Additional paid in capital	99,975	–
Accumulated deficit	(10,352,192)	(4,972,507)
Total Shareholders’ Deficit	(1,918,822)	(4,060,138)
Total Liabilities and Shareholders’ Deficit	$1,465,781	$1,306,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2026	2025	2026	2025
Revenue:
Service fees	$352,428	$835,656	$794,023	$1,595,362
Engineering fees	42,733	94,524	57,154	249,353
Materials	62,155	242,080	101,689	755,121
Total Revenue	457,316	1,172,260	952,866	2,599,836
Costs of revenue	334,709	977,895	579,572	1,994,743
Gross profit	122,607	194,365	373,294	605,093

Operating expenses
General and administrative expenses	418,952	742,264	3,011,208	1,464,917
Personnel expenses	30,626	133,678	72,518	292,244
Facilities expense	263,164	189,285	434,274	399,796
Professional fees	260,014	44,081	375,291	222,819
Depreciation expense	5,666	5,666	11,332	11,332
Total Operating Expenses	978,422	1,114,974	3,904,623	2,391,108

Operating loss	(855,815)	(920,609)	(3,531,329)	(1,786,015)

Other income (expense):
Interest expense, net	(74,744)	(94,424)	(239,053)	(148,160)
Amortization of debt discount	(383,342)	–	(444,575)	–
Change in fair value of derivative liabilities	(130,150)	–	(318,942)	–
Gain on extinguishment of derivative liabilities	89,237	–	89,237	–
Loss on modification of debt	(51,480)	–	(51,480)	–
Loss on debt extinguishment	(239,663)	–	(883,543)	–
Total other income (expense)	(790,142)	(94,424)	(1,848,356)	(148,160)

Provision for income taxes	–	–	–	–
Net loss	$(1,645,957)	$(1,015,033)	$(5,379,685)	$(1,934,175)

Basic and diluted net loss per share	$(0.07)	$(0.09)	$(0.26)	$(0.17)

Weighted average shares outstanding – basic and diluted	23,758,674	11,263,633	20,858,117	11,263,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2026 AND 2025

(UNAUDITED)

	$0.0001 par-value Series B Preferred Stock		No par-value Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at October 31, 2025	–	$–	11,371,966	$912,369	–	$–	$–	$(4,972,507)	$(4,060,138)
Stock-based compensation	–	–	–	32,384	–	–	–	–	32,384
Common stock issued for services	–	–	4,262,000	2,131,600	–	–	–	–	2,131,600
Conversion of notes payable and accrued interest	–	–	7,398,459	1,701,646	–	–	–	–	1,701,646
Common stock issued with notes payable	–	–	150,000	41,517	–	–	–	–	41,517
Net loss	–	–	–	–	–	–	–	(3,733,728)	(3,733,728)
Balance at January 31, 2026	–	–	23,182,425	4,819,516	–	–	–	(8,706,235)	(3,886,719)
Stock-based compensation	–	–	–	26,997	–	–	–	–	26,997
Extinguishment of debt and accrued interest by shareholder	–	–	–	879,163	–	–	–	–	879,163
Sale of common stock	–	–	863,536	946,500	–	–	–	–	946,500
Common stock subscribed	–	–	–	–	162,964	228,150	–	–	228,150
Common stock issued for services	–	–	571,000	274,932	–	–	–	–	274,932
Conversion of convertible notes payable and accrued interest	–	–	127,712	279,689	–	–	–	–	279,689
Conversion of notes payable	–	–	149,979	427,440	–	–	–	–	427,440
Cashless exercise of warrants	–	–	263,198	391,437	–	–	–	–	391,437
Exercise of stock options	–	–	52,604	8,066	–	–	–	–	8,066
Common Stock issued with debt modification	–	–	33,000	51,480	–	–	–	–	51,480
Conversion of notes payable into Series D Convertible Preferred Stock	250,000	25	–	–	–	–	99,975	–	100,000
Net loss	–	25	–	–	–	–	–	(1,645,957)	(1,645,957)
Balance at April 30, 2026	250,000	$–	25,243,454	$8,105,220	162,964	$228,150	$99,975	$(10,352,192)	$(1,918,822)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended April 30,
	2026	2025
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(5,379,685)	$(1,934,175)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	11,331	11,332
Stock-based compensation	59,381	87,754
Common stock issued for services	2,406,532	–
Loss on debt extinguishment	883,543	–
Loss on modification of debt	51,480	–
Gain on extinguishment of derivative liabilities	(89,237)	–
Amortization of debt discount	444,575	–
Right of use asset amortization	167,060	200,038
Change in fair value of derivative liabilities	318,942	–
Changes in assets and liabilities
Accounts receivable	94,791	381,349
Prepaid expenses and other current assets	21,088	(13,102)
Work in progress	–	174,537
Security Deposits	3,980	–
Accounts payable and accrued expenses	132,077	100,235
Accrued compensation	(240,100)	(33,125)
Operating lease obligations	(205,198)	(201,165)
Net cash (used in) operating activities	(1,319,440)	(1,226,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	1,174,650	–
Proceeds from notes payable	100,000	150,000
Proceeds from notes payable - related parties	213,119	545,000
Proceeds from convertible notes payable	1,190,866	–
Repayment of notes payable	(457,034)	–
Repayment of convertible notes payable	(420,263)	–
Repayment of notes payable - related parties	(32,549)	(4,531)
Exercise of stock options	8,066	–
Net cash provided by financing activities	1,776,855	690,469

NET INCREASE (DECREASE) IN CASH	457,415	(535,853)

CASH - BEGINNING OF PERIOD	7,305	551,552

CASH - END OF PERIOD	$464,720	$15,699

CASH PAID DURING THE PERIOD FOR:
Interest expense	$161,274	$82,024
Income taxes	$–	$–

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable and accrued interest into common stock	$2,408,775	$–
Conversion of notes payable into Series D Convertible Preferred Stock	$100,000	$–
Common stock issued with notes payable	$41,517	$–
Transfer from notes payable, related party to notes payable	$220,500	$–
To record derivative liability	$743,612	$–
To record debt discounts	$785,131	$–
Cashless exercise of warrants	391,437	–
Extinguishment of debt and accrued interest by shareholder	879,163	–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

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

Liquidity

During the year ended October 31, 2025 and the six months ended April 30, 2026, the Company entered into additional debt and equity financings to obtain additional funding (see Note 5, 6 and 13). Additional financing or capital investment will be necessary to sustain operations for one year from the issuance of these condensed consolidated financial statements.

During the year ended October 31, 2025 and the six months ended April 30, 2026, the Company entered into additional note payable agreements and convertible note agreements to obtain additional funding (see Note 5 and 6). Additional financing or capital investment will be necessary to sustain operations for one year from the issuance of these condensed consolidated financial statements.

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

As of April 30, 2026, the Company has outstanding debt from unrelated parties pursuant to notes payable in the aggregate principal amount of $815,500 and convertible notes payable in the amount of $1,032,692. The remaining notes bear interest ranging from 9.75% and 12.00% and mature within the next two fiscal years. Certain of these notes were initially convertible but were amended to eliminate the conversion features in consideration of the issuance by the Company and/or the transfer by certain shareholders of shares of the Company’s common stock (See Note 5). Interest on these notes either accrues or is paid quarterly or at maturity along with principal, as specifically described in the note. Upon the occurrence and during the continuance of any default by the Company under any of the above notes, which default is not cured within fifteen (15) days following written notice of such default from the payee, the payee may declare the entire unpaid principal and unpaid interest immediately due and payable. Certain of these notes are secured by the Company’s accounts receivable, and by shares of common stock pledged by one of the Company’s shareholders. In addition, certain of these notes become due, and the payees under certain of these notes have the right to accelerate their notes, upon the completion of an offering.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to U.S. generally accepted accounting principles (“U.S. GAAP) and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented, under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Helio Corporation and its wholly-owned subsidiary Heliospace. The Company’s condensed consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending October 31, 2026. Certain information and note disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes prepared in accordance with U.S. GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements for the fiscal year ended October 31, 2025 included in the Company’s financial statements as part of the Company’s 10K filed on February 17, 2026.

Reclassification

Certain reclassifications have been made to prior periods for comparative presentation purposes only.

Cash and Cash Equivalents

For the purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three (3) months or less to be cash equivalents. The Company has no cash equivalents as of April 30, 2026 and October 31, 2025.

Cash accounts are insured at the Federal Deposit Insurance Corporation limits of $250,000 per bank. At times throughout the year, such bank balances may have exceeded the federally insured limit. As of April 30, 2026, there were $164,299 in bank balances in excess of the federally insured limit.

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

As of April 30, 2026 and October 31, 2025, there was no amount recorded relating to the allowance for credit losses. The Company writes off bad debts as they occur during the year, if applicable. During the three and six months ended April 30, 2026 and 2025, there was no bad debt expense recorded. Accounts receivable as of April 30, 2026 and October 31, 2025 was $394,635 and $489,426, respectively.

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

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of April 30, 2026 or October 31, 2025, respectively.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at April 30, 2026 and October 31, 2025.

	April 30, 2026			October 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities	$–	$–	$621,423	$–	$–	$39,543

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

Design service contracts deliver system engineering inputs including designs, analyses, test and verification plans, and mission formulation architectures on a continual basis over the course of a contract. Customer work is based on distinct identifiable contracts with clear performance obligations, objectives, and pricing. Service revenue contract types are either Time & Materials (T&M) or Purchase Order (PO) contracts. Time & Materials contracts meet performance obligations continuously and are billed with revenue recognized at each invoice. PO contracts are billed at fulfillment of a performance obligation based on the customer agreements, and thus revenue is recognized when the performance obligations are satisfied.

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

Earnings (loss) Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of outstanding common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of April 30, 2026 and 2025, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings (loss) per share, as their effect would have been anti-dilutive.

	April 30,
	2026	2025
Stock options	1,615,129	1,422,307
Convertible notes payable	5,188,200	–
Total common stock equivalents	6,803,329	1,422,307

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

Research and Development

Research and development costs are expensed as incurred. These costs include, but are not limited to, employee related expenses, including salaries, benefits and stock-based compensation of research and development personnel, supplies, facilities, depreciation and other expenses, which include direct and allocated expenses for rent, utilities and insurance. During the six months ended April 30, 2026 and 2025, the company recorded $11,120 and $168,351 in research and development costs, respectively. During the three months ended April 30, 2026 and 2025, the company recorded $670 and $110,607 in research and development costs, respectively. Research and development costs are categorized in the general and administrative expense section of the condensed consolidated statements of operations.

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

NOTE 3: PROPERTY AND EQUIPMENT

The major classifications of property and equipment are summarized as follows:

	April 30, 2026	October 31, 2025
Furniture and equipment	$465,091	$465,091
Less accumulated depreciation	(411,696)	(400,365)
Property and equipment, net	$53,395	$64,726

Depreciation expense for each of the six months ended April 30, 2026 and 2025 was $11,332. Depreciation expense for each of the three months ended April 30, 2026 and 2025 was $5,666.

NOTE 4: NOTES PAYABLE – RELATED PARTIES

Between April 2022 and September 2025, certain related parties, including the Company’s Chief Executive Officer and Director and its Chief Engineer and Director, made various loans to the Company. The balance at April 30, 2026 and October 31, 2025 was $0 and $1,336,613, respectively.

These notes were collateralized with the Company’s accounts receivables and other assets.

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

On April 22, 2026, the Company entered into exchange agreements with the Company’s then Chief Executive Officer and Chairman of the Board. Pursuant to the Exchange Agreement, the officer exchanged principal in the amount of $327,629 for 149,979 shares of the Company’s common stock. The shares were valued at $427,440, or $2.85 per share. This resulted in a loss on debt extinguishment in the amount of $99,762.

Included within the notes payable – related parties balance is a convertible note agreement entered on March 18, 2024 for $50,000. The convertible note was scheduled to mature on March 18, 2026 and carries an interest rate of 9.75% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at $2.00 per share. On October 31, 2024, the Company amended the agreement with the holder of the note to change its maturity to the earlier of the date that the Company lists its securities on a national stock exchange or March 31, 2025 and eliminated the conversion feature of the note. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. On April 25, 2025, the Company executed an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. The note was extended again to December 31, 2025. On March 23, 2026, the Company executed an agreement whereby the Company is obligated to pay the holder $5,000 per month beginning on April 1, 2026 until the note is paid in full. Additionally, the Company agreed to issue 33,000 shares to the holder as consideration. The shares were issued on April 27, 2026 and were valued at $51,480. As of April 30, 2026, the principal balance of this note is $45,000. As of April 30, 2026, this holder is no longer considered a related party and as such this balance is now included under notes payable.

On April 16, 2025, the Company issued an unsecured promissory note in the principal amount of $150,000 to Indicia Capital, LLC. The note bears interest at a rate of 9.75% per annum and matures on the earlier of (i) 180 days from the date of issuance or (ii) the date the Company receives at least $1,000,000 in new financing. In connection with the issuance of the note, the Chief Executive Officer and Director transferred 15,000 shares of the Company’s common stock to Indicia Capital as additional consideration to enter the loan. James Byrd, who serves as a co-manager and holds a 50% membership interest in Indicia Capital, was the original organizer of the Company by virtue of having founded the Company in October 2022. Accordingly, the transaction is considered a related party transaction. On March 23, 2026, the Company executed an agreement whereby the Company is obligated to pay the holder $5,000 per month beginning on April 1,2026 until the note is paid in full. As of April 30, 2026, the principal balance of this note is $145,000. As of April 30, 2026, this holder is no longer considered a related party and as such this balance is now included under notes payable.

	April 30, 2026	October 31, 2025
Notes payable – related parties, current portion	$–	$841,613
Notes payable – related parties, non-current portion	–	495,000
Total notes payable – related parties	$–	$1,336,613

NOTE 5: NOTES PAYABLE

The following table details the Company’s notes payable as of April 30, 2026 and October 31, 2025, respectively:

		Original	Principal Balance as of
	Date of Note	Principal	April 30,	October 31,
Ref No.	Issuance	Balance	2026	2025
1*	7/25/2018	$10,000	$10,000	$–
2	3/12/2024	150,000	150,000	150,000
3*	3/18/2024	50,000	45,000	–
4	6/20/2024	400,000	–	400,000
5	6/20/2024	50,000	45,000	50,000
6	7/31/2024	500,000	–	435,000
7	7/31/2024	250,000	250,000	250,000
8	1/9/2025	50,000	50,000	50,000
9	2/3/2025	100,000	100,000	100,000
10*	4/16/2025	150,000	145,000	–
11*	4/23/2025	15,500	15,500	–
12	5/19/2025	250,000	–	152,958
13	6/8/2025	192,000	–	92,308
14	9/18/2025	63,000	–	50,400
15	9/30/2025	60,000	–	46,667
16	9/30/2025	60,000	–	46,368
17	9/30/2025	80,000	–	63,333
18**	9/30/2025	5,000	5,000	–
19	1/23/2026	100,000	–	–
	Total		$815,500	$1,887,034

*	As of October 31, 2025, these noteholders were considered related parties. As of April 30, 2026, these noteholders are no longer considered related parties and their balances have been reclassified to notes payable. Their notes are described in Note 4 – Notes Payable, Related Parties.

**	On April 23, 2026, this note balance was transferred from a related party to a non-related party for no consideration.

Note 2

On March 12, 2024, the Company executed a note payable agreement for $150,000. The note originally matured on March 12, 2025 and carries an interest rate of 12% per annum. On April 25, 2025, the Company executed an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. The note was extended again to December 31, 2025 and again to September 30, 2026. Interest on the note accrues and is paid at maturity along with principal.

Note 4

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

On July 2, 2025, the Company entered into separate Stockholder Pledge Agreement with the holder of $400,000 of the above notes with the Company’s former director and executive officer and Chief Operating Officer to secure the Company’s obligations. Pursuant to the Pledge Agreements, each Pledgor pledged 1,000,000 shares of the Company’s common stock as collateral. The Pledge Agreements require the pledged shares to maintain a collateral coverage ratio equal to 400% of the outstanding principal amount of the Notes, based on a $4.00 per share valuation. If the Secured Party delivers a collateral call notice due to a decline in the value of the pledged shares or a dilution event, the Pledgors or the Company are required to provide additional shares. Failure to do so may constitute an event of default under the Notes. On April 27, 2026, the holder agreed to settle the $400,000 principal balance and $21,156 in accrued interest related to this note along with $435,000 in principal and accrued interest of $23,007 related to Note 6 in exchange for 500,000 shares of the Company’s common stock which was given personally by a former officer of the Company. Since the settlement is considered a capital transaction, the Company has recorded $879,163 in common stock.

Note 5

As mentioned above in Note 4, on October 7, 2024, $50,000 of the $450,000 principal was assigned to an unrelated holder. On October 31, 2024, the Company amended the agreement with the holder of the $50,000 note to change its maturity to the earlier of the Company listing on a national stock exchange or March 31, 2025 and eliminated the conversion feature of the note. On April 25, 2025, the Company executed a loan amendment for an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. The note was extended again to December 31, 2025. On March 23, 2026, the Company executed an agreement whereby the Company is obligated to pay the holder $5,000 per month beginning on April 1, 2026 until the note is paid in full.

Note 6

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

Note 7

On July 31, 2024, the Company executed a convertible note payable agreement for $250,000. The convertible note matures on May 1, 2025 and carries an interest rate of 13% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at $2.00 per share. The Company may not prepay the note within the first 180 days of the note date. Subsequent to the issuance of the convertible note the Company amended the agreement with the holder which eliminated the conversion feature, changed the interest rate to 9.75% per annum, and extended the maturity date of the loan again to November 5, 2025. Interest on the note either accrues or is paid quarterly or at maturity along with principal. The Company accounted for the amendment as an extinguishment of debt and recorded a loss of $4,500 on the consolidated statements of operations for the year ended October 31, 2024. As of April, 30, 2026, this note is considered in default.

Note 8

On January 9, 2025, the Company executed a note payable agreement for $50,000. The note matures on January 9, 2027 and carries an interest rate of 9.75% per annum. The Company may not prepay the note within the first 180 days of the note date. Interest on the note accrues and is paid at maturity along with principal.

Note 9

On February 3, 2025, the Company executed a note payable agreement for $100,000. The note matures on February 9, 2027 and carries an interest rate of 9.75% per annum. Interest on the note accrues and is paid at maturity along with principal.

Note 12

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

Note 13

On June 8, 2025, the Company entered into a Receivables Sale Agreement pursuant to which the Company sold receivables totaling $192,000 to a third party for $150,000 from which fees of $2,000 were deducted for net proceeds of $148,000. The purchasers right to receive remittances under this agreement is contingent upon the Company’s receipt of the receivables. The expected weekly repayment is $3,692 based on 3.27% of the Company estimated sales revenue. The estimated term is 1 year. The agreement is guaranteed by certain officers and directors of the Company. As of April 30, 2026, the remaining balance is $0 as the note has been fully repaid.

Note 14

On September 18, 2025, the Company obtained a short-term loan, which totaled $ 63,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 30 weeks. The Company is expected to repay an aggregate of $91,980 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates. As of April 30, 2026, the remaining balance is $0 as the note has been fully repaid.

Note 15

On September 30, 2025, the Company obtained a short-term loan, which totaled $ 60,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 18 weeks. The Company is expected to repay an aggregate of $89,940 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates. As of April 30, 2026, the remaining balance is $0 as the note has been fully repaid.

Note 16

On September 30, 2025, the Company obtained a short-term loan, which totaled $ 60,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 18 weeks. The Company is expected to repay an aggregate of $89,940 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates. As of April 30, 2026, the remaining balance is $0 as the note has been fully repaid.

Note 17

On September 30, 2025, the Company obtained a short-term loan, which totaled $ 80,000, from a single lender to fund operations. The loan is secured by expected (i) future cash receipts of the Company, and (ii) all other tangible and intangible personal property. Payments are expected on a weekly basis for 24 weeks. The Company is expected to repay an aggregate of $120,000 to the lender over the nominal term. The repayment amount decreases for earlier payoff dates. As of April 30, 2026, the remaining balance is $0 as the note has been fully repaid. The Company evaluated the Receivables Sale Agreement to determine if it meets the definition of a contract liability under ASC 606 or if it meets the definition of debt under ASC 470, Debt. The contract meets the definition of debt as there is no obligation to perform services and the instrument is to be repaid with cash.

Note 19

On January 23, 2026, the Company issued a $100,000 note that is non-interest bearing and is due on demand. On April 30, 2026, the holder converted the $100,000 note into 250,000 shares of Series D Convertible Preferred Stock.

	April 30, 2026	October 31, 2025
Notes payable, current	$730,500	$1,737,034
Notes payable, less current portion	85,000	150,000
Total notes payable	$815,500	$1,887,034

The aggregate maturity on the notes payable as of April 30, 2026, are as follows:

Due in less than one year	$730,500
Due after one year	85,000
815,500
Less current portion	(730,500)
Notes payable, non-current portion	$85,000

NOTE 6: CONVERTIBLE NOTES PAYABLE

On August 26, 2025, the Company executed a note payable agreement for $275,000 from which $75,000 in fees were deducted for net proceeds of $200,000. The note matures on August 26, 2026 and carries an interest rate of 10% per annum. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. In addition, the Company issued 25,000 unregistered shares of its common stock (the “Commitment Shares”), to the Buyer as additional consideration. The Note is convertible, upon certain events of default or missed payments, into shares of the Company’s common stock at a price equal to 90% of the lowest closing price during the 10 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice). On February 24, 2026, the Company repaid $137,188 in principal and $13,562 in accrued interest. On March 2, 2026, the holder converted the remaining principal balance of $137,812 and $227 in accrued interest into 127,712 shares of common stock. The shares were valued at $279,689, or $2.19 per share. This resulted in a loss on debt extinguishment in the amount of $141,650.

On December 19, 2025, the Company executed a note payable agreement for $65,205 from which $8,505 in fees were deducted for net proceeds of $56,700. The note matures on October 15, 2026 and carries an interest rate of 12% per annum. Interest on the note accrues and is paid at maturity along with principal. The Note is convertible, following the last to occur, (i) 180 days following the inception date or (ii) an event of default, into shares of the Company’s common stock at a price equal to 65% of the lowest closing price during the 10 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice).

On December 19, 2025, the Company executed a note payable agreement for $127,010 from which $22,010 in fees were deducted for net proceeds of $105,000. The note matures on December 15, 2026 and carries an interest rate of 12% per annum. Interest on the note accrues and is paid at maturity along with principal. The Note is convertible, following the last to occur, (i) 180 days following the inception date or (ii) an event of default, into shares of the Company’s common stock at a price equal to 65% of the lowest closing price during the 10 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice).

On December 19, 2025, the Company executed a note payable agreement for $65,205 from which $16,905 in fees were deducted for net proceeds of $48,300. The note matures on October 15, 2026 and carries an interest rate of 12% per annum. Interest on the note accrues and is paid at maturity along with principal. The Note is convertible, following the last to occur, (i) 180 days following the inception date or (ii) an event of default, into shares of the Company’s common stock at a price equal to 65% of the lowest closing price during the 10 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice).

On January 12, 2026, the Company executed a note payable agreement for $165,000 from which $30,500 in fees were deducted for net proceeds of $134,500. The note matures on January 12, 2027 and carries an interest rate of 10% per annum. Interest on the note accrues and is paid at maturity along with principal. In addition, the Company issued 75,000 unregistered shares of its common stock (the “Commitment Shares”), to the Buyer as additional consideration. The Note is convertible, upon certain events of default or missed payments, into shares of the Company’s common stock at a price equal to 90% of the lowest closing price during the 10 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice). On March 5, 2026, the Company repaid $165,000 in principal and $16,500 in accrued interest.

On January 14, 2026, the Company executed a note payable agreement for $165,000 from which $32,000 in fees were deducted for net proceeds of $133,000. The note matures on January 14, 2027 and carries an interest rate of 10% per annum. Interest on the note accrues and is paid at maturity along with principal. In addition, the Company issued 75,000 unregistered shares of its common stock (the “Commitment Shares”), to the Buyer as additional consideration. In connection with the note agreement, the Company issued 330,000 warrants with an exercise price of $0.50 per share, subject to change, and a five year term and can be net settled in cash in certain situations. The Note is convertible into shares of the Company’s common stock at a price equal to the lesser of (i) $0.50. or 80% of the lowest closing price during the 10 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice).

On February 6, 2026, the Company executed a note payable agreement for $200,000 from which $25,000 in fees were deducted for net proceeds of $175,000. The note matures on February 9, 2027 and carries an interest rate of 6% per annum. Interest on the note accrues and is paid at maturity along with principal. The Note is convertible, following the last to occur, (i) 180 days following the inception date or (ii) an event of default, into shares of the Company’s common stock at a price equal to 60% of the lowest closing price during the 20 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice).

On February 13, 2026, the Company executed a note payable agreement for $150,000 from which $15,000 in fees were deducted for net proceeds of $135,000. The note matures on February 13, 2027 and carries an interest rate of 12% per annum. Interest on the note accrues and is paid at maturity along with principal. The Note is convertible, following the last to occur, (i) 180 days following the inception date or (ii) an event of default, into shares of the Company’s common stock at a price equal to 70% of the lowest closing price during the 15 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice).

On February 17, 2026, the Company executed a note payable agreement for $172,222 from which $22,222 in fees were deducted for net proceeds of $150,000. The note matures on February 17, 2027 and carries an interest rate of 6% per annum. Interest on the note accrues and is paid at maturity along with principal. The Note is convertible, following the last to occur, (i) 180 days following the inception date or (ii) an event of default, into shares of the Company’s common stock at a price equal to 60% of the lowest closing price during the 20 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice).

On February 17, 2026, the Company executed a note payable agreement for $238,050 from which $38,050 in fees were deducted for net proceeds of $200,000. The note matures on December 15, 2026 and carries an interest rate of 12% per annum. Interest on the note accrues and is paid at maturity along with principal. The Note is convertible, following the last to occur, (i) 180 days following the inception date or (ii) an event of default, into shares of the Company’s common stock at a price equal to 65% of the lowest closing price during the 10 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice).

The aggregate maturity on the convertible notes payable as of April 30, 2026, are as follows:

Due in less than one year	$488,237
Due after one year	–
488,237
Less current portion	(488,237)
Convertible notes payable, non-current portion	$–

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

Embedded derivatives

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of April 30, 2026 and October 31, 2025 and the amounts that were reflected in operations related to derivatives for the period ended:

	April 30, 2026
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivative liabilities	5,188,200	$621,423
Total	5,188,200	$621,423

	October 31, 2025
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivative liabilities	393,717	$39,543
Total	393,717	$39,543

The following table summarizes the effects on the Company’s loss associated with changes in the fair values of the derivative financial instruments by type of financing for the three and six months ended April 30, 2026 and 2025:

	For the Three months Ended
	April 30, 2026	April 30, 2025
Embedded derivative liability	$(8,644)	$–
Warrant derivative liability	(121,506)	–
Total gain (loss)	$(130,150)	$–

	For the Six months Ended
	April 30, 2026	April 30, 2025
Embedded derivative liability	$(478)	$–
Warrant derivative liability	(318,464)	–
Total gain (loss)	$(318,942)	$–

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in operations. The Company has selected the Lattice Model valuation technique to fair value the embedded derivatives because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Lattice Model technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. For instruments in which the time to expiration has passed, the Company has utilized the intrinsic value as the fair value. The intrinsic value is the difference between the quoted market price on the valuation date and the applicable conversion price.

Significant range of inputs and results arising from the Lattice Model process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Dates Note	Period Ended April 30, 2026
Underlying price on valuation date	$0.33 - 1.03	$$0.33 - 0.42
Effective contractual conversion rates	$0.20 - 0.88	$$0.20 - 0.36
Contractual term to maturity	0.49 - 1.00 years	0.13 - 0.70 years
Market volatility:
Volatility	20.47 - 26.90%	21.73 - 24.04%
Risk-adjusted interest rate	3.43 - 4.06%	3.71 - 3.76%

The detachable warrants issued with the convertible notes require derivative liability classification due to agreements containing a fundamental transaction clause which could require net cash settlement in certain situations. The warrant fair value was calculated using the Black-Scholes option pricing model using the following inputs:

Inception
Dates Note
Underlying price on valuation date	$0.60
Effective contractual conversion rates	$0.50
Contractual term to maturity	5.00 years
Market volatility:
Volatility	23.36%
Risk-adjusted interest rate	3.72%

The following table reflects the issuances of derivatives and changes in fair value inputs and assumptions related to the embedded derivatives for the six months ended April 30, 2026.

April 30, 2026
Balances at beginning of period	$39,543
Issuances:
Embedded derivatives	670,639
Warrant derivatives	72,973
Extinguishments:
Embedded derivatives	(89,237)
Warrant derivatives	(391,437)
Changes in fair value inputs and assumptions reflected in operations	318,942
Balances at end of period	$621,423

NOTE 8: STOCK OPTIONS

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

The 2025 Equity Plan limits the shares of common stock authorized to be awarded as stock awards to 2,382,352 shares as of April 30, 2026 and October 31, 2025, respectively. Employees are provided stock options vesting over a period of four years with a one year cliff. After one year, 25% of the award size vests followed by 1/48th of the award size for each month thereafter. On a case-by-case basis, options have been granted outright with no vest period.

Due to the change-in-control transaction described in Note 1, there was a recapitalization for which the Company’s stock options were adjusted for the new capital structure. The Company adjusted each of the granted options a 0.612 factor.

During the three and six months ended April 30, 2026 and 2025, there were no stock options granted.

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Term (Three months)	Aggregate Intrinsic Value
Three and six months ended April 30, 2025
Balance as of October 31, 2024	1,422,307	$0.09	7.02	$6,980,951
Issued	–	–	–	–
Canceled	–	–	–	–
Exercised	–	–	–	–
Balance as of January 31, 2025	1,422,307	$0.09	6.77	$6,980,951
Issued	–	–	–	–
Canceled	–	–	–	–
Exercised	–	–	–	–
Balance as of April 30, 2025	1,422,307	$0.09	6.52	$6,980,951

Three and six months ended April 30, 2026
Balance as of October 31, 2025	1,750,971	$0.43	6.73	$438,197
Issued	–	–	–	–
Canceled	–	–	–	–
Exercised	–	–	–	–
Balance as of January 31, 2026	1,750,971	$0.43	6.48	$1,618,854
Issued	–	–	–	–
Canceled	–	–	–	–
Exercised	52,604	$0.09	–	–
Balance as of April 30, 2026	1,698,367	$0.44	6.23	$3,298,610
Exercisable as of April 30, 2026	1,615,129	$0.45	6.18	$3,227,960

Stock-based compensation from stock awards for the six months ended April 30, 2026 and 2025 was $59,381 and $87,754, respectively. Stock-based compensation from stock awards for the three months ended April 30, 2026 and 2025 was $26,997 and $41,257, respectively. As of April 30, 2026 and October 31, 2025, there remained $51,600 and $110,981 of unrecognized stock-based compensation from stock option awards, respectively. As of April 30, 2026, there were 1,615,129 shares of common stock related to stock option grants that were vested and 83,238 stock option grants that were unvested.

NOTE 9: LEASES

The Company leases its manufacturing facility and it is classified as an operating lease. The Company recognized right of use assets and lease liability pursuant to these leases. Leases with an initial term of 12 months or less or leases that are immaterial are not included on the condensed consolidated balance sheets. The lease liability was calculated at the commencement date of the lease by discounting the future payments using the Company’s incremental borrowing rate of 10%.

The lease for the manufacturing facility commenced on June 1, 2022, and has a term of five years. For the first twelve months the monthly lease payments were $36,000. The monthly lease payments are subject to an annual increase of 3%.

Right-of-use lease asset is summarized below:

	April 30, 2026	October 31, 2025
Manufacturing lease	$1,788,571	$1,788,571
Less: accumulated amortization	(1,389,270)	(1,222,210)
Right-of-use lease asset, net	$399,301	$566,361

Operating lease liability is summarized below:

	April 30, 2026	October 31, 2025
Manufacturing lease	$496,077	$701,275
Less: current portion	(455,892)	(477,956)
Long term portion	$40,185	$223,319

Future minimum lease payments required under this operating lease on an undiscounted cash flow basis as of April 30, 2026 were as follows:

Remainder of 2026	$241,928
2027	283,626
Total future minimum lease payments	$525,554
Less imputed interest	(29,477)
Total operating lease liability	$496,077

The Company recognized rent expense pursuant to this lease on the straight-line basis in accordance with the guidance in ASC 842. The Company recognized rent expense of $208,670 and $200,038 for the six months ended April 30, 2026 and 2025, related to this lease, The Company recognized rent expense of $89,430 and $100,019 for the three months ended April 30, 2026 and 2025, related to this lease, which is included within facilities expense on the condensed consolidated statements of operations.

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

NOTE 11: CLIENT CONCENTRATIONS

Four customers accounted for 96% of the Company’s outstanding receivables on April 30, 2026 and four customers accounted for 99% of the Company’s outstanding receivables on October 31, 2025. The table below summarizes the revenue concentrations by customer as of April 30, 2026, and October 31, 2025:

	Revenue Concentration
	April 30,	October 31
Company	2026	2025
A	39%	45%
B	26%	31%
C	22%	17%
D	9%	6%
	96%	99%

For the three months ended April 30, 2026 and 2025, the Company’s revenue was concentrated amongst five and nine customers, respectively. For the three months ended April 30, 2026, 93% of all revenue was obtained from government sources either as a direct contractor or subcontractor with the remaining 7% from a private customer. For the three months ended April 30, 2025, 57% of all revenue was obtained from government sources either as a direct contractor or subcontractor, with the remaining 43% of revenue from private customers.

For the six months ended April 30, 2026 and 2025, the Company’s revenue was concentrated amongst five and nine customers, respectively. For the six months ended April 30, 2026, 84% of all revenue was obtained from government sources either as a direct contractor or subcontractor with the remaining 16% from a private customer. For the six months ended April 30, 2025, 67% of all revenue was obtained from government sources either as a direct contractor or subcontractor, with the remaining 33% of revenue from private customers.

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

NOTE 13: EQUITY

Common Stock

During the three months ending April 30, 2026, the Company issued the following common stock for services: 321,000 shares to consultants for services performed in lieu of cash totaling $33,540; 50,000 shares to its CFO as compensation totaling $31,892; and the Company issued 150,000 shares to Board members as compensation totaling $209,500.

During the three months ending January 31, 2026, the Company issued 3,000,000 shares to its CEO as compensation totaling $1,500,000 and 1,262,000 shares to a consultants in lieu of cash totaling $631,600.

On March 12, 2026, a convertible note holder received 263,198 shares of common stock in exchange for a cashless exercise of 300,000 warrants.

Series A Preferred Stock

On April 17, 2026, the Company designated 1,500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), par value $0.0001 per share, pursuant to a Certificate of Designation filed with the State of Florida. Each share of Series A Preferred Stock has a stated value of $1.00 per share.

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and distributions upon liquidation, dissolution, or winding up of the Company. Holders are entitled to cumulative dividends at an annual rate of 10% of the stated value, payable upon redemption, liquidation, or conversion. Upon the occurrence of certain events of default, the dividend rate increases to 22%.

In the event of liquidation, dissolution, winding up, or a deemed liquidation event, holders of Series A Preferred Stock are entitled to receive, prior to any distribution to holders of common stock, an amount equal to the stated value of the shares plus accrued and unpaid dividends and any applicable adjustment amounts as defined in the Certificate of Designation.

The Company may redeem the Series A Preferred Stock during specified redemption periods at amounts ranging from 110% to 123% of the stated value, subject to the terms of the Certificate of Designation. In addition, beginning twelve months after issuance, or upon certain events of default, the Company may be required to redeem the outstanding shares for cash.

Beginning 180 days after issuance, holders may convert the Series A Preferred Stock into shares of the Company’s common stock. The conversion price is variable and is generally equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days preceding the conversion date, subject to adjustment provisions contained in the Certificate of Designation.

On February 6, 2026, the Company sold 15 shares of Series A Convertible Preferred Stock for $15,000. The shares were simultaneously converted into 12,510 shares of common stock. As of April 30, 2026, there are no shares of Series A Convertible Preferred Stock outstanding.

Series D Preferred Stock

On April 30, 2026, the Company issued 250,000 shares of Convertible Preferred Stock to an investor for aggregate cash proceeds of $100,000, or $0.40 per share. The shares were issued pursuant to a Securities Purchase Agreement dated April 30, 2026.

The Convertible Preferred Stock carries a cumulative annual dividend equal to 10% of the face value of the preferred shares held by the investor. Dividends accrue annually and are payable in accordance with the terms of the agreement.

The Company evaluated the terms of the Convertible Preferred Stock under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Based on management’s analysis, the Convertible Preferred Stock was classified as permanent equity as of April 30, 2026.

As of April 30, 2026, 250,000 shares of Convertible Preferred Stock were issued and outstanding with an aggregate carrying value of $100,000 and an aggregate stated value of $100,000.

NOTE 14: SUBSEQUENT EVENTS

In preparing these condensed consolidated financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. Such events or transactions are described below as of the date these unaudited condensed consolidated financial statements were issued.

The following subsequent events occurred after April 30, 2026, and prior to the filing of this Quarterly Report on Form 10-Q.

Private Placement Memorandum

Between May 1st and May 11th, 2026, the Company raised any additional $284,800 in proceeds in exchange for 149,409 shares of common stock in connection with the April 2026 Private Placement Memorandum.

Series A Convertible Preferred Stock

On May 8, 2026, the Company raised $175,000 through the sale of Series A Convertible Preferred Stock.

Series B Convertible Preferred Stock

On May 29, 2026, the Company raised $175,000 through the sale of Series B Convertible Preferred Stock.

Convertible Note Payable Amendment

The Company has a convertible note payable agreement for $250,000 dated July 31, 2024. This note was considered in default as of April 30, 2025. On June 13, 2026, the Company executed an agreement whereby the holder agreed not to pursue any default provisions in exchange for a payment plan and stock consideration. Upon execution of the agreement, the Company is obligated to pay the holder $20,000 and will pay monthly installments of $15,000 beginning July 15, 2026. Additionally, the Company agrees to issue 33, 000 shares of common stock to the holder.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the impact of pending legal proceedings, adequate liquidity levels, dividends, share repurchases or other capital deployment initiatives and/or statements preceded by, followed by or that include the words “believe,” “will,” “will be,” “will continue,” “will likely result,” “may,” “predicts,” “so we can,” “when,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “aim,” “could,” “plans,” “seeks” and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those described in our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

•	Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern.

•	Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

•	Our success depends heavily on our executive officers, senior management team and highly trained employees; difficulty hiring officers and employees of equal competency or ineffective succession planning, could adversely affect our business.

•	Competition could cause downward pressure on prices, fewer customer orders, reduced margins, inability to take advantage of new business opportunities, and the loss of market share.

•	Our competitors may be better capitalized, have greater revenues, and have more industry or management experience.

•	Our competitors may develop technologies and products that are more effective than those we develop or that render our technology and products obsolete or noncompetitive.

•	Our projections of future financial results are based on a number of assumptions by our management, some or all of which may prove to be incorrect, and actual results may differ materially and adversely from such projections.

•	Our estimated and projected market for our products and services may be inaccurate and may not reach our expected potential.

•	We will incur significant expenses and capital expenditures to execute our business plan; there are no assurances that we will obtain adequate financing to meet these expenditures.

•	We may invest significant resources in developing new products, services and technologies in pursuit of applications and revenue opportunities that may never materialize.

•	Our ability to grow our business depends on our ability to develop new products, and services to satisfy changing customer demands and respond to changing industry cycles in a timely and cost-effective manner.

•	Our business may be adversely affected by changes in budgetary priorities of the U.S. Government.

•	Technology failures or cyber security breaches or other unauthorized access to our information technology systems or sensitive or proprietary information could have an adverse effect on the Company’s business and operations.

•	Federal contracting is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks and false claims, and non-compliance could subject us to fines and penalties.

•	Our inability to secure additional U.S. government contracts and funding may adversely affect our business, financial condition and results of operations.

•	The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse impact on our business, financial condition, results of operations and cash flows.

•	Our common stock has historically experienced limited trading and you may have difficulty liquidating your shares.

•	Our stock price may be volatile and purchasers of our common stock could incur substantial losses.

•	We do not expect to pay dividends in the foreseeable future, and you must rely on price appreciation of your shares of common stock for return on your investment.

•	Our Company’s founders, directors and executive officers own or control a majority of the Company and you will have little or no management control over our business or corporate mattes.

•	Our operating results may continue to be adversely affected as a result of unfavorable market, economic, social and political conditions.

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

As we execute our expansion plans, we have continued to pursue and acquire additional revenue from private, commercial, and defense department sources., However, these plans are subject to risks and uncertainties, and there can be no assurance that they will succeed or fully offset the effects of any reduction in government spending.

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

Results of Operations

Comparison of the Six Months Ended April 30, 2026 to the Six Months Ended April 30, 2025

The following table provides certain selected financial information of Helio Corporation for the periods presented:

	Six Months Ended April 30,
	2026	2025	Change	%
Revenues	$952,866	$2,599,836	(1,646,970)	(63%	)
Costs of revenue	579,572	1,994,743	(1,415,171)	(71%	)
Operating expenses	3,904,623	2,391,108	1,513,515	63%
Operating income (loss)	(3,531,329)	(1,786,015)	(1,745,314)	98%
Interest expense, net	(239,053)	(148,160)	(90,893)	61%
Amortization of debt discount	(444,575)	–	(444,575)	Increase from zero
Change in fair value of derivative liability	(318,942)	–	(318,942)	Increase from zero
Gain on extinguishment of derivative liability	89,237	–	89,237	Increase from zero
Loss on modification of debt	(51,480)	–	(51,480)	Increase from zero
Loss on debt extinguishment	(883,543)	–	(883,543)	Increase from zero
Net loss	$(5,379,685)	$(1,934,175)	(3,445,510)	178%

Loss per share basic and diluted	$(0.26)	$(0.17)

Revenue for the six months ended April 30, 2026 decreased by 63% to $952,866 from $2,599,836 for the six months ended April 30, 2025, reflecting a lower overall volume of work compared to the prior six months. Contributing factors include continuing budget cuts to NASA programs enacted by the current administration, combined with the extended government shutdown. During the six months ended April 30, 2026, we serviced five customers, one of which was a government customer, one commercial and two non/not-for-profit customers who were under government contracts, and one private customer. For the six months ended April 30, 2025, we serviced eleven customers, of which two were direct government customers, one was a private foundation, five were commercial customers and three were non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer.

Cost of Revenue

The 71% decrease in cost of revenue for the six months ended April 30, 2026 to $579,572 from $1,994,743 for the six months ended April 30, 2025 mainly reflected the decreased business volume described above. As a percentage of revenue, cost of revenue amounted to 61% and 77% in the six months ended April 30, 2026 and 2025, respectively. Cost of revenue as a percentage of revenue decreased by approximately 16% due to increased operational efficiency on several new contracts that commenced in Q3 2025.

Operating Expenses

	Six Months Ended April 30,
	2026	2025	Change	%
Operating expenses
Personnel expenses	$72,518	$292,244	$(219,726)	(75%	)
Facilities expense	434,274	399,796	34,478	9%
Professional fees	375,291	222,819	152,472	68%
Depreciation expense	11,332	11,332	–	0%
General and administrative expenses	3,011,208	1,464,917	1,546,291	106%
Total	$3,904,623	$2,391,108	$1,513,515	63%

Overall operating expenses increased by $1,513,515, or 63%, to $3,904,623 for the six months ended April 30, 2026, as compared to $2,391,108 for the six months ended April 30, 2025, driven by professional fees and higher G&A expenses associated with this and R&D activities.  Additionally, the Company issued stock for services to the CEO, CFO and consultants for an aggregate value of $2,406,532.

Other Expense

Our other expenses are comprised of interest expense, amortization of debt discount, change in fair value of derivative liabilities, gain on extinguishment of derivative liabilities, loss on modification of debt and loss on debt extinguishment. Overall other expenses increased by $1,700,196, or 1148%, to $1,848,356 for the six months ended April 30, 2026, as compared to $148,160 for the six months ended April 30, 2025. We recorded $239,053 in interest expense in the six months ended April 30, 2026 compared to $148,160 in the six months ended April 30, 2025, reflecting our increased amount of average outstanding debt and increased rates of interest thereunder. In the six months ended April 30, 2026 we recorded amortization of debt discount of $444,575, the change in fair value of derivative liabilities of $318,942, which was due to the issuance of convertible debt, a gain on extinguishment of derivative liabilities in the amount of $89,237, a loss on modification of debt in the amount of $51,480 and a loss on debt extinguishment in the amount of $883,543.

We have not recorded income tax expense or benefit in the six months ended April 30, 2026 and 2025 (because of our tax loss carryforwards). We had approximately $9,344,900 of net operating loss carry forwards to offset future federal taxable income as of April 30, 2026.

The NOL carry forward is subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards and research credit carryforwards to offset taxable income and tax, respectively, may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of April 30, 2026. The annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future six months.

Net Loss

Our net loss for the six months ended April 30, 2026 was $5,379,685, compared to a net loss of $1,934,175 for the six months ended April 30, 2025. The change was due to the reasons discussed above.

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

Comparison of the Three Months Ended April 30, 2026 to the Three Months Ended April 30, 2025

The following table provides certain selected financial information of Helio Corporation for the periods presented:

	Three Months Ended April 30,
	2026	2025	Change	%
Revenues	$457,316	$1,172,260	(714,944)	(61%	)
Costs of revenue	334,709	977,895	(643,186)	(66%	)
Operating expenses	978,422	1,114,974	(136,552)	(12%	)
Operating loss	(855,815)	(920,609)	64,794	(7%	)
Interest expense, net	(74,744)	(94,424)	19,680	(21%	)
Amortization of debt discount	(383,342)	–	(383,342)	Increase from zero
Change in fair value of derivative liabilities	(130,150)	–	(130,150)	Increase from zero
Gain on extinguishment of derivative liabilities	89,237	–	89,237	Increase from zero
Loss on modification of debt	(51,480)	–	(51,480)	Increase from zero
Loss on debt extinguishment	(239,663)	–	(239,663)	Increase from zero
Net loss	$(1,645,957)	$(1,015,033)	(630,924)	62%

Loss per share basic and diluted	$(0.07)	$(0.09)

Revenue for the three months ended April 30, 2026 decreased by 61% to $457,316 from $1,172,260 for the three months ended April 30, 2025, reflecting a lower overall volume of work compared to the prior three months. Contributing factors include continuing budget cuts to NASA programs enacted by the current administration. During the three months ended April 30, 2026, we serviced five customers, one of which was a government customer, one commercial and two non/not-for-profit customers who were under government contracts, and one private customer.  For the three months ended April 30, 2025, we serviced nine customers, one of which was a direct government customer, one was a private foundation, four were commercial customers and three were non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer.

Cost of Revenue

The 66% decrease in cost of revenue for the three months ended April 30, 2026 to $334,709 from $977,895 for the three months ended April 30, 2025 mainly reflected the decreased business volume described above. As a percentage of revenue, cost of revenue amounted to 73% and 83% in the three months ended April 30, 2026 and 2025, respectively. Cost of revenue as a percentage of revenue decreased by approximately 10% due to increased operational efficiency on several new contracts that commenced in Q3 2025.

Operating Expenses

	Three Months Ended April 30,
	2026	2025	Change	%
Operating expenses
Personnel expenses	$30,626	$133,678	$(103,052)	(77%	)
Facilities expense	263,164	189,285	73,879	39%
Professional fees	260,014	44,081	215,933	490%
Depreciation expense	5,666	5,666	–	0%
General and administrative	418,952	742,264	(323,312)	(44%	)
Total	$978,422	$1,114,974	$(136,552)	(12%	)

Overall operating expenses decreased by $136,552, or 12%, to $978,422 for the three months ended April 30, 2026, as compared to $1,114,974 for the three months ended April 30, 2025, in both cases driven by lower G&A expenses. Additionally, the Company issued stock for services to the CFO and consultants for an aggregate value of $274,932.

Other Expense

Our other expenses are comprised of interest expense, amortization of debt discount, change in fair value of derivative liability, gain on extinguishment of derivative liabilities, loss on modification of debt and loss on debt extinguishment. Overall other expenses increased by $695,718, or 737%, to $790,142 for the three months ended April 30, 2026, as compared to $94,424 for the three months ended April 30, 2025. We recorded $74,744 in interest expense in the three months ended April 30, 2026 compared to $94,424 in the three months ended April 30, 2025, reflecting our increased amount of average outstanding debt and increased rates of interest thereunder. In the three months ended April 30, 2026 we recorded amortization of debt discount of $383,342, the change in fair value of derivative liabilities of $130,150, which was due to the issuance of convertible debt, a gain on extinguishment of derivative liabilities in the amount of $89,237, a loss on

Net Loss

Our net loss for the three months ended April 30, 2026 was $1,645,957, compared to a net loss of $1,015,033 for the three months ended April 30, 2025. The change was due to the reasons discussed above.

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

Liquidity and Capital Resources

As of April 30, 2026, the Company had cash and cash equivalents of $464,720 and has historically incurred operating losses and negative cash flows from operations. The Company has funded its working capital, research and development activities, capital expenditures, and other commitments primarily through loans from the Company’s executive officers and directors and other debt financings. The Company has also issued equity securities in non-cash transactions, including in connection with services rendered and debt-related arrangements. The Company expects to continue to incur operating losses and negative operating cash flows as it advances its business and executes its strategic initiatives.

The Company’s primary liquidity requirements include funding operating expenses, research and development activities, engineering and technical personnel costs, general and administrative expenses, professional fees, and costs associated with maintaining its public company reporting obligations. As of April 30, 2026, the Company’s ability to meet its obligations as they become due depend, and is expected to continue to depend, on its ability to obtain additional financing through debt or equity issuances, strategic transactions, or other capital-raising activities.

Default Under Promissory Notes

As of April 30, 2026, the Company was in default under certain of its outstanding promissory notes with an aggregate principal amount of approximately $1,185,000. Subsequent to April 30, 2026, the Company has resolved all of these defaults. Specifically, pursuant to a settlement agreement dated April 27, 2026, the aggregate outstanding obligation of $879,163 in principal and accrued interest owed under two secured promissory notes (original principal amounts of $400,000 and $500,000, respectively) was resolved. In addition, four other notes (original principal amounts of $50,000, $150,000, $50,000, and $250,000, respectively) for which default notices were received in February 2026 have been resolved and are now current.

During fiscal year 2026 and subsequent to April 30, 2026, the Company completed multiple financing transactions to support its liquidity needs (see Notes 6, 13).

These notes bear interest at rates generally ranging from approximately 10% to 12% per annum (subject to higher default rates) and have maturities ranging from October 2026 through January 2027. The proceeds from these financings were used for working capital and general corporate purposes.

Debt Obligations and Contractual Commitments

As of April 30, 2026, the Company had outstanding debt from unrelated parties under notes payable with an aggregate principal balance of $1,848,192. These notes bear interest at rates of 9.75% and 12.00% per annum and mature within the next two fiscal. Certain of these notes are secured by the Company’s accounts receivable and by shares of common stock pledged by a shareholder, and certain notes permit acceleration upon the occurrence of specified events.

The Company’s ability to service its debt obligations will depend on its future operating performance and its ability to obtain additional financing.

Subsequent Financing Activities

Subsequent to April 30, 2026, the Company raised an additional $284,800 in proceeds in exchange for 149,409 shares of common stock in connection with the April 2026 Private Placement Memorandum. On May 29, 2026, an accredited investor purchased a Convertible Preferred share, netting Helio Corporation $154,750.

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

Cash Flows

	Six Months Ended April 30,
	2026	2025
Cash used in operating activities	$(1,319,440)	$(1,226,332)
Cash provided by financing activities	$1,776,855	$690,469
Cash on hand (end of period)	$464,720	$15,699

Cash Flows Used in Operating Activities

Our operating cash flow results were affected by the aging and timing of certain working capital items. During the three months ended April 30, 2026 and 2025, our negative operating cash flow was attributed mainly to our net loss, as described above.

During the six months ended April 30, 2026, the Company reported $1,319,440 of cash used in operating activities. The Company’s negative operating cash flow was attributed mainly to a net loss of $5,379,685, decrease in lease obligations of $205,198, and a decrease in accrued compensation in the amount of $240,100. This was offset by a loss on debt extinguishment in the amount of $883,592, amortization of debt discount in the amount of $444,575 and change in fair value of derivative liabilities in the amount of $318,942.

During the six months ended April 30, 2025, the Company reported $(1,226,322) of cash used in operating activities. The Company’s negative operating cash flow was attributed mainly to a net loss of $(1,934,175) and is partially offset by a decrease in accounts receivable of $381,349, and a decrease in work in process of $174,537.

Cash Flows Provided by Financing Activities

During the six months ended April 30, 2026, net cash provided by financing activities was $1,776,855, which included the incurrence of new debt proceeds amounting to $1,503,985, proceeds from the sale of common stock in the amount of $1,174,650, proceeds from the exercise of stock options in the amount of $8,066, offset by repayments of debt totaling $909,846.

During the six months ended April 30, 2025, net cash from financing activities was $690,469, which mainly included $695,000 the incurrence of new debt discussed above.

Material Cash Commitments

The Company’s material future cash commitments, to be paid from cash flows from operations, are to repay its current debt obligations and payments under leases for its facilities. The Company does not have any material commitments for capital expenditures. The following table shows the material future commitments for the six months ending April 30, 2026:

	Leases	Debt	Total
Remainder of 2026	$241,928	$1,763,192	$2,005,120
2027	283,626	85,000	368,626
Total	$525,554	$1,848,192	$2,373,746

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of April 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of April 30, 2026, due to the presence of material weaknesses in our internal control over financial reporting, as described below.

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

Although management has not yet completed a formal evaluation of the Company’s internal control over financial reporting, certain control deficiencies were identified that are significant enough to suggest the existence of material weaknesses, including:

•	Lack of Segregation of Duties. The Company did not maintain adequate segregation of duties within its finance and accounting function. This deficiency increases the risk that errors or fraudulent activity could occur and remain undetected in a timely manner.

•	Insufficient Accounting and Financial Reporting Expertise. The Company did not have a sufficient number of qualified personnel with the requisite knowledge of U.S. generally accepted accounting principles (GAAP) and SEC reporting requirements to ensure the timely and accurate preparation, review, and disclosure of consolidated financial statements.

Remediation Plan

We are actively working to remediate these material weaknesses. Planned remediation steps include hiring additional qualified accounting personnel and implementing more robust internal review and approval procedures. We will continue to monitor and assess the effectiveness of our remediation efforts in future periods.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Notes

On January 14, 2026, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued (i) a convertible promissory note in the aggregate principal amount of $165,000 (reflecting an original issue discount of $32,000, for a purchase price of $150,000), bearing interest at 10% per annum with twelve months of interest guaranteed, maturing on January 14, 2027; (ii) warrants to purchase 330,000 shares of Common Stock at an initial exercise price of $0.50 per share with a five-year term; and (iii) 75,000 shares of Common Stock as commitment shares. On March 12, 2026, the investor effected a cashless exercise of 300,000 warrants, resulting in the issuance of 263,198 shares of Common Stock. The foregoing securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. The investor represented that it was an “accredited investor” as defined in Rule 501(a) of Regulation D. No general solicitation was used in connection with this offering.

On February 6, 2026, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a 6% convertible redeemable promissory note in the aggregate principal amount of $200,000 (reflecting an original issue discount of $25,000, for a purchase price of $175,000), maturing on February 9, 2027. The note is convertible into shares of the Company’s Common Stock at a conversion price equal to 60% of the lowest trading price during the 20 trading days preceding conversion. The securities were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended. The investor represented that it was an “accredited investor” as defined in Rule 501(a) of Regulation D.

On February 17, 2026, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $238,050 (reflecting an original issue discount of $38,050, for a purchase price of $200,000), bearing interest at 12% per annum, maturing on December 15, 2026. The note is convertible into shares of the Company’s Common Stock at a conversion price equal to 65% of the lowest closing price during the 10 trading days prior to conversion. The securities were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended. The investor represented that it was an “accredited investor” as defined in Rule 501(a) of Regulation D.

On February 17, 2026, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $172,222 (reflecting an original issue discount of $27,222, for a cash purchase price of $150,000), maturing on February 17, 2027. The note is convertible into shares of the Company’s Common Stock, beginning 180 days after the issue date, at a variable conversion price equal to 60% of the lowest trading price during the 20 trading days prior to conversion. The securities were issued in reliance on an exemption from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended. The investor represented that it was an “accredited investor” as defined in Rule 501(a) of Regulation D. No general solicitation was used in connection with this offering.

On February 13, 2026, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued (i) a 12% convertible redeemable promissory note in the aggregate principal amount of $150,000 (reflecting an original issue discount of $15,000, for a purchase price of $135,000), maturing on February 17, 2027; and (ii) 12,000 shares of Common Stock as commitment shares. Interest on the note is payable in shares of Common Stock. The note is convertible into shares of the Company’s Common Stock upon an event of default at a conversion price equal to 70% of the lowest traded price during the 15 trading days prior to conversion. The securities were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended. The investor represented that it was an “accredited investor” as defined in Rule 501(a) of Regulation D.

Common Stock

On February 4, 2026, the Company issued 12,000 restricted shares of Common Stock to a consultant pursuant to a Board Resolution adopted by the Company’s Board of Directors. The shares were valued at the twenty (20) trading-day volume-weighted average price of the Company’s Common Stock for the twenty consecutive trading days immediately preceding and including February 4, 2026. The foregoing shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. No general solicitation was used in connection with this issuance.

On March 24, 2026, the Company issued an aggregate of 12,510 restricted shares of Common Stock (4,170 shares each) to three accredited investors pursuant to a Board Resolution adopted by the Company’s Board of Directors. The shares were issued at an acquisition value of $1.20 per share in connection with the Company’s Series A Preferred Stock offering. The foregoing shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. No general solicitation was used in connection with this issuance.

On March 24, 2026, the Company issued 1,000 restricted shares of Common Stock to a third-party entity pursuant to a Memorandum of Understanding dated March 16, 2026, and a Board Resolution adopted by the Company’s Board of Directors effective March 24, 2026. The shares were issued as commitment consideration in connection with the parties’ intent to collaborate on the development, sale, and deployment of Space-Based Solar Power systems. The shares were issued at no cash consideration. The foregoing shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. No general solicitation was used in connection with this issuance.

On April 9, 2026, the Company commenced a private placement offering of equity securities pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933, as amended. The offering had a total offering amount of $228,150, of which $228,150 had been sold as of the date of the Company’s Form D filing. The securities were offered and sold to a total of 51 investors, including up to 35 non-accredited investors. No sales commissions or finders’ fees were paid in connection with the offering.

On April 14, 2026, the Company issued an aggregate of 200,000 restricted shares of Common Stock to four officers and directors of the Company (50,000 shares each) pursuant to their respective employment and board of directors agreements, and a Board Resolution adopted by the Company’s Board of Directors effective April 14, 2026. The shares were issued as equity compensation for services rendered and were issued at no cash consideration. The foregoing shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. No general solicitation was used in connection with this issuance.

On April 22, 2026, the Company issued 149,979 restricted shares of Common Stock to an officer and director of the Company pursuant to an exchange agreement, in consideration for the cancellation of $327,629 in outstanding principal indebtedness owed to such officer. The shares were valued at $2.85 per share, or an aggregate of $427,391. The foregoing shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. No general solicitation was used in connection with this issuance.

Series A Preferred Stock

On January 13, 2026, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued 250,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.0001 per share, at a price of $0.40 per share, for aggregate proceeds of $100,000. The foregoing securities were issued in reliance on the exemption from registration provided by Rule 506(c) of Regulation D under the Securities Act of 1933, as amended. The investor represented that it was an “accredited investor” as defined in Rule 501(a) of Regulation D.

On February 5, 2026, the Company entered into a Convertible Preferred Stock Offering Memorandum and Purchase Agreement with an accredited investor, pursuant to which the Company issued and sold 15 Units of Series A Convertible Preferred Stock at a minimum invested amount of $1,000 per Unit, for aggregate proceeds of $15,000. The Preferred Shares are convertible into shares of the Company’s Common Stock at a 20% discount to the average closing price of the Common Stock during the five trading days preceding the conversion date. The foregoing securities were issued in reliance on the exemption from registration provided by Rule 506(c) of Regulation D under the Securities Act of 1933, as amended. The investor represented that it was an “accredited investor” as defined in Rule 501(a) of Regulation D, and the Company took reasonable steps to verify the investor’s accredited investor status.

On May 8, 2026, the Company entered into a Series A Preferred Stock Purchase Agreement with an accredited investor, pursuant to which the Company issued and sold 175,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Shares”) at a purchase price of $1.00 per share, for aggregate proceeds of $175,000. The foregoing securities were issued in reliance on the exemption from registration provided by Rule 506(b) of Regulation D under the Securities Act of 1933, as amended. The investor represented that it was an “accredited investor” as defined in Rule 501(a) of Regulation D, had a prior substantial pre-existing relationship with the Company, and that no general solicitation was used in connection with the offering.

ITEM 5. OTHER INFORMATION

During the quarter ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

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

HELIO CORPORATION

Date: June 15, 2026	By:	/s/ Edward Cabrera
Edward Cabrera
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial and Accounting Officer)

	By:	/s/ Mark Knauf
Mark Knauf
Chief Financial Officer

