Form 10-Q
period 2026-07-31
Helio Corp /FL/
filed 2026-09-14
CIK 1953988

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

As of September 14, 2026, there were 5,190,024 shares of the registrant’s common stock, no par value per share, outstanding.

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

1

Helio Corporation

Financial Statements for the Three and Nine months Ended July 31, 2026

HELIO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2026	2025
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash	$520,504	$7,305
Accounts receivable, net	507,417	489,426
Prepaid expenses and other current assets	–	102,143
Total Current Assets	1,027,921	598,874

Property and equipment, net	47,729	64,726
Security deposits	72,675	76,655
Right-of-use lease assets, net	311,861	566,361
Total Non-current Assets	432,265	707,742
Total Assets	$1,460,186	$1,306,616

Liabilities and Shareholders’ Deficit

Liabilities
Current Liabilities:
Accounts payable and accrued expenses	$187,179	$273,936
Accrued compensation	700,980	930,555
Notes Payable - Related Parties	–	841,613
Notes payable	680,500	1,737,034
Convertible notes payable	202,930	197,798
Derivative liability	1,655,559	39,543
Operating lease obligations, current	387,215	477,956
Total Current Liabilities	3,814,363	4,498,435

Notes payable - Related Parties, less current portion	–	495,000
Notes payable, less current portion	70,000	150,000
Operating lease obligations, less current portion	–	223,319
Total Non-current Liabilities	70,000	868,319
Total Liabilities	3,884,363	5,366,754

Commitments and contingencies (Note 8)

Mezzanine Equity
Preferred Stock, par value $0.0001, 20,000,000 authorized, designated as follows:
Series A Convertible Preferred Stock, par value $0.0001, 1,500,000 designated; 575,000 and 0 shares issued and outstanding as of July 31, 2026 and October 31,2025 respectively	183,802	–
Series B Convertible Preferred Stock, par value $0.0001, 500,000 designated; 355,000 and 0 shares issued and outstanding as of July 31, 2026 and October 31,2025 respectively	70,368	–
Series C Convertible Preferred Stock, par value $0.0001, 1,500,000 designated; 200,000 and 0 shares issued and outstanding as of July 31, 2026 and October 31,2025 respectively	78,926	–
Total Mezzanine Equity	333,096	–

Shareholders’ Deficit
Series D Convertible Preferred Stock, par value $0.0001, 250,000 designated; 250,000 and 0 shares issued and outstanding as of July 31, 2026 and October 31, 2025, respectively	25	–
Common stock, no par value, 100,000,000 shares authorized; 5,190,024 and 2,274,393 shares issued and outstanding as of July 31, 2026 and October 31, 2025, respectively	8,978,803	912,369
Additional paid in capital	99,975	–
Accumulated deficit	(11,836,076)	(4,972,507)
Total Shareholders’ Deficit	(2,757,273)	(4,060,138)
Total Mezzanine Equity and Shareholders’ Deficit	(2,424,177)	(4,060,138)
Total Liabilities, Mezzanine Equity, and Shareholders’ Deficit	$1,460,186	$1,306,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2026	2025	2026	2025
Revenue:
Service fees	$479,544	$508,913	$1,273,567	$2,104,275
Engineering fees	8,391	40,234	65,545	289,587
Materials	102,691	235,440	204,380	990,561
Total Revenue	590,626	784,587	1,543,492	3,384,423
Costs of revenue	325,534	686,197	905,106	2,680,940
Gross profit	265,092	98,390	638,386	703,483

Operating expenses
General and administrative expenses	347,872	607,537	3,359,080	2,072,456
Personnel expenses	25,162	116,664	97,680	408,908
Facilities expense	175,156	149,741	609,430	549,537
Professional fees	257,469	120,676	632,760	343,495
Depreciation expense	5,665	5,666	16,997	16,996
Total Operating Expenses	811,324	1,000,284	4,715,947	3,391,392

Operating loss	(546,232)	(901,894)	(4,077,561)	(2,687,909)

Other (expense) income:
Interest expense, net	(54,070)	(48,860)	(293,123)	(197,020)
Amortization of debt discount	(420,163)	–	(864,738)	–
Change in fair value of derivative liability	(412,977)	–	(731,919)	–
Gain on extinguishment of derivative liability	420,239	–	509,476	–
Loss on issuance of derivative	(105,527)	–	(105,527)	–
Loss on modification of debt	–	–	(51,480)	–
Loss on debt extinguishment	(352,760)	–	(1,236,303)	–
Total other (expense) income	(925,258)	(48,860)	(2,773,614)	(197,020)

Provision for income taxes	–	–	–	–
Net loss	$(1,471,490)	$(950,754)	$(6,851,175)	$(2,884,929)

Basic and diluted net loss per share	$(0.29)	$(0.42)	$(1.52)	$(1.28)

Weighted average shares outstanding – basic and diluted	5,083,427	2,252,727	4,501,826	2,252,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2026 AND 2025

(UNAUDITED)

	Mezzanine Equity - Preferred Stock		$0.00010 par-value Permanent Equity - Preferred Stock		No par-value Common Stock		Common Stock to be Issued		Additional Paid-in capital	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Deficit	Totals
Balances at October 31, 2025	–	$–	–	$–	2,274,393	$912,369	–	$–	$–	$(4,972,507)	$(4,060,138)
Stock-based compensation	–	–	–	–	–	32,384	–	–	–	–	32,384
Common stock issued for services	–	–	–	–	852,400	2,131,600	–	–	–	–	2,131,600
Conversion of notes payable and accrued interest	–	–	–	–	1,479,692	1,701,646	–	–	–	–	1,701,646
Common stock issued with notes payable	–	–	–	–	30,000	41,517	–	–	–	–	41,517
Net loss	–	–	–	–	–	–	–	–	–	(3,733,728)	(3,733,728)
Balances at January 31, 2026	–	–	–	–	4,636,485	4,819,516	–	–	–	(8,706,235)	(3,886,719)
Stock-based compensation	–	–	–	–	–	26,997	–	–	–	–	26,997
Extinguishment of debt by shareholder	–	–	–	–	–	879,163	–	–	–	–	879,163
Sale of common stock	–	–	–	–	172,707	946,500	–	–	–	–	946,500
Common stock subscribed	–	–	–	–	–	–	32,593	228,150	–	–	228,150
Common stock issued for services	–	–	–	–	114,200	274,932	–	–	–	–	274,932
Conversion of convertible notes payable and accrued interest	–	–	–	–	25,542	279,689	–	–	–	–	279,689
Conversion of notes payable and accrued interest	–	–	–	–	29,996	427,440	–	–	–	–	427,440
Cashless exercise of warrants	–	–	–	–	52,640	391,437	–	–	–	–	391,437
Exercise of stock options	–	–	–	–	10,521	8,066	–	–	–	–	8,066
Common stock issued with debt amendment	–	–	–	–	6,600	51,480	–	–	–	–	51,480
Conversion of notes payable into Series D Convertible Preferred Stock	–	–	250,000	25	–	–	–	–	99,975	–	100,000
Net loss	–	–	–	–	–	–	–	–	–	(1,645,957)	(1,645,957)
Balances at April 30, 2026	–	–	250,000	25	5,048,691	8,105,220	32,593	228,150	99,975	(10,352,192)	(1,918,822)
Stock-based compensation	–	–	–	–	–	21,778	–	–	–	–	21,778
Sale of common stock	–	–	–	–	90,559	348,097	–	–	–	–	348,097
Common stock issued previously subscribed	–	–	–	–	32,593	228,150	(32,593)	(228,150)	–	–	–
Common stock issued for services	–	–	–	–	7,412	75,386	–	–	–	–	75,386
Conversion of convertible notes payable and accrued interest	–	–	–	–	20,000	250,000	–	–	–	–	250,000
Common stock repurchased	–	–	–	–	(9,231)	(49,828)	–	–	–	–	(49,828)
Sale of Series A Preferred Stock, net of issuance costs	575,000	176,871	–	–	–	–	–	–	–	–	176,871
Sale of Series B Preferred Stock, net of issuance costs	355,000	67,207	–	–	–	–	–	–	–	–	67,207
Sale of Series C Preferred Stock, net of issuance costs	200,000	76,624	–	–	–	–	–	–	–	–	76,624
Accrual of dividends for Series A Preferred Stock	–	6,931	–	–	–	–	–	–	–	(6,931)	–
Accrual of dividends for Series B Preferred Stock	–	3,161	–	–	–	–	–	–	–	(3,161)	–
Accrual of dividends for Series C Preferred Stock	–	2,302	–	–	–	–	–	–	–	(2,302)	–
Net loss	–	–	–	–	–	–	–	–	–	(1,471,490)	(1,471,490)
Balances at July 31, 2026	1,130,000	$333,096	250,000	$25	5,190,024	$8,978,803	–	$–	$99,975	$(11,836,076)	$(2,424,177)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2026 AND 2025

(UNAUDITED)

(CONTINUED)

	No par-value Common Stock		Accumulated
	Shares	Amount	Deficit	Totals
Balances at October 31, 2024	2,252,726	$339,861	$(942,036)	$(602,175)
Stock-based compensation	–	46,497	–	46,497
Net loss	–	–	(919,142)	(919,142)
Balances at January 31, 2025	2,252,726	386,358	(1,861,178)	(1,474,820)
Stock-based compensation	–	41,257	–	41,257
Net loss	–	–	(1,015,033)	(1,015,033)
Balances at April 30, 2025	2,252,726	427,615	(2,876,211)	(2,448,596)
Stock-based compensation	–	38,849	–	38,849
Net loss	–	–	(950,754)	(950,754)
Balances at July 31, 2025	2,252,726	$466,464	$(3,826,965)	$(3,360,501)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended July 31,
	2026	2025
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(6,851,175)	$(2,884,929)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	16,997	16,996
Stock-based compensation	81,159	126,603
Common stock issued for services	2,481,918	–
Loss on debt extinguishment	1,236,303	–
Loss on modification of debt	51,480	–
Loss on issuance of derivative	105,527	–
Gain on extinguishment of derivative liability	(509,476)	–
Amortization of debt discount	864,738	–
Right of use asset amortization	261,438	300,057
Change in fair value of derivative liability	731,919	–
Changes in assets and liabilities
Accounts receivable	(17,991)	788,869
Prepaid expenses and other current assets	102,143	(29,928)
Work in progress	–	174,537
Security deposits	3,980	–
Accounts payable and accrued expenses	47,479	59,121
Accrued compensation	(229,575)	206,787
Operating lease obligations	(314,060)	(307,866)
Net cash (used in) operating activities	(1,937,196)	(1,549,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	1,522,747	–
Common stock repurchased	(49,828)	–
Sale of Series A Convertible Preferred Stock, net of issuance costs	554,000	–
Sale of Series B Convertible Preferred Stock, net of issuance costs	309,500	–
Sale of Series C Convertible Preferred Stock, net of issuance costs	190,000	–
Proceeds from notes payable	100,000	550,000
Proceeds from notes payable - related parties	213,119	560,403
Proceeds from convertible notes payable	1,423,926	–
Repayment of notes payable	(522,034)	–
Repayment of convertible notes payable	(1,266,552)	–
Repayment of notes payable - related parties	(32,549)	(68,269)
Exercise of stock options	8,066	–
Net cash provided by financing activities	2,450,395	1,042,134

NET INCREASE (DECREASE) IN CASH	513,199	(507,619)

CASH - BEGINNING OF PERIOD	7,305	551,552

CASH - END OF PERIOD	$520,504	$43,933

CASH PAID DURING THE PERIOD FOR:
Interest expense	$192,365	$127,542
Income taxes	$–	$–

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable and accrued interest	$2,658,775	$–
Accrual of dividends for preferred stock	$12,394	$–
Common stock issued with notes payable	$41,517	$–
To record derivative liability	$1,785,010	$–
To record debt discounts	$(1,106,828)	$–
Notes payable, related party transfer to notes payable	$1,220,500	$–
Conversion of notes payable into Series D Convertible Preferred Stock	$100,000	$–
Cashless exercise of warrants	$391,437	$–
Extinguishment of debt and accrued interest by shareholder	$879,163	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELIO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2026

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

Liquidity

During the year ended October 31, 2025 and the nine months ended July 31, 2026, the Company entered into additional debt and equity financings to obtain additional funding (see Note 4, 5, 6 and 13). Additional financing or capital investment will be necessary to sustain operations for one year from the issuance of these condensed consolidated financial statements.

The Company is currently engaged in negotiations with potential investors for the purchase of convertible notes or equity investments and prospective lenders regarding potential bridge financing arrangements. These discussions are ongoing, and there can be no assurance that the Company will enter into definitive agreements or that any such financing will be completed on favorable terms or at all.

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

As of July 31, 2026, the Company has outstanding debt from unrelated parties pursuant to notes payable in the aggregate principal amount of $750,500 and convertible notes payable in the amount of $522,222. The remaining notes mature within the next two fiscal years. The remaining interest-bearing notes bear interest ranging from 6.00% and 12.00%. Certain of these notes were initially convertible but were amended to eliminate the conversion features in consideration of the issuance by the Company and/or the transfer by certain shareholders of shares of the Company’s common stock (See Note 5). Interest on these notes either accrues or is paid quarterly or at maturity along with principal, as specifically described in the note. Upon the occurrence and during the continuance of any default by the Company under any of the above notes, which default is not cured within fifteen (15) days following written notice of such default from the payee, the payee may declare the entire unpaid principal and unpaid interest immediately due and payable. Certain of these notes are secured by the Company’s accounts receivable, and by shares of common stock pledged by one of the Company’s shareholders. In addition, certain of these notes become due, and the payees under certain of these notes have the right to accelerate their notes, upon the completion of an offering.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to U.S. generally accepted accounting principles (“U.S. GAAP) and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented, under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Helio Corporation and its wholly-owned subsidiary Heliospace. The Company’s condensed consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for year ending October 31, 2026. Certain information and note disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes prepared in accordance with U.S. GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements for the fiscal year ended October 31, 2025 included in the Company’s financial statements as part of the Company’s 10K filed on February 17, 2026.

Cash and Cash Equivalents

For the purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three (3) months or less to be cash equivalents. The Company has no cash equivalents as of July 31, 2026 and October 31, 2025.

Cash accounts are insured at the Federal Deposit Insurance Corporation limits of $250,000 per bank. At times throughout the year, such bank balances may have exceeded the federally insured limit. As of July 31, 2026, there were $107,386 in bank balances in excess of the federally insured limit.

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

Accounts Receivable, net

Accounts receivables are recorded at the amount the Company expects to collect on the balance outstanding at period-end. Management closely monitors outstanding balances during the year and allocates an allowance account if appropriate. The Company estimates and records an allowance for credit losses related to its financial instruments, including its accounts receivables. The Company considers historical collection rates, the current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, the Company believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments. Based on this analysis, the Company has determined that no allowance for credit losses is necessary for the current or prior reporting periods.

As of July 31, 2026 and October 31, 2025, there was no amount recorded relating to the allowance for credit losses. The Company writes off uncollectible accounts as they occur during the year, if applicable. During the three and nine months ended July 31, 2026 and 2025, there was no credit loss expense recorded. Accounts receivable as of July 31, 2026 and October 31, 2025 was $507,417 and $489,426, respectively.

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

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of July 31, 2026 or October 31, 2025, respectively.

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

The derivative liabilities are classified as Level 3 liabilities because significant inputs utilized in determining fair value are unobservable and require management judgment. Significant assumptions include the Company’s common stock price, expected volatility, expected term, and risk-adjusted discount rates. Increases in the Company’s stock price, expected volatility, or contractual term generally result in a higher fair value measurement, while decreases in those inputs generally reduce the fair value measurement. Because the valuation relies on significant unobservable inputs, actual results may differ materially from estimated fair values.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at July 31, 2026 and October 31, 2025.

	July 31, 2026			October 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$–	$–	$1,655,559	$–	$–	$39,543

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

Earnings (loss) Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of outstanding common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of July 31, 2026 and 2025, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of loss per share as their effect would have been anti-dilutive.

	July 31,
	2026	2025
Stock options	339,673	284,461
Convertible notes payable	490,573	–
Preferred stock	1,100,189	–
Total common stock equivalents	1,930,435	284,461

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

Research and Development

Research and development costs are expensed as incurred. These costs include, but are not limited to, employee related expenses, including salaries, benefits and stock-based compensation of research and development personnel, supplies, facilities, depreciation and other expenses, which include direct and allocated expenses for rent, utilities and insurance. During the nine months ended July 31, 2026 and 2025, the company recorded $11,186 and $260,938 in research and development costs, respectively. During the three months ended July 31, 2026 and 2025, the company recorded $66 and $92,587 in research and development costs, respectively. Research and development costs are included in general and administrative expenses in the condensed consolidated statements of operations.

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

NOTE 3: PROPERTY AND EQUIPMENT

The major classifications of property and equipment are summarized as follows:

	July 31, 2026	October 31, 2025
Furniture and equipment	$465,091	$465,091
Less accumulated depreciation	(417,362)	(400,365)
Property and equipment, net	$47,729	$64,726

Depreciation expense for each of the nine months ended July 31, 2026 and 2025 was $16,997 and $16,996, respectively. Depreciation expense for each of the three months ended July 31, 2026 and 2025 was $5,665 and $5,666, respectively.

NOTE 4: NOTES PAYABLE – RELATED PARTIES

Between April 2022 and September 2025, certain related parties, including the Company’s Chief Executive Officer and Director and its Chief Engineer and Director, made various loans to the Company. The balance at July 31, 2026 and October 31, 2025 was $0 and $1,336,613, respectively.

These notes were collateralized with the Company’s accounts receivables and other assets.

On December 2, 2025, the Company entered into exchange agreements with the Company’s then Chief Executive Officer and Chairman of the Board, and the Company’s Chief Engineer and a member of the Board of Directors. Pursuant to the Exchange Agreement, the officers exchanged principal in the amount of $969,054 and $88,712 in accrued interest for 1,479,692 shares of the Company’s common stock. The shares were valued at $1,701,646, or $1.15 per share. This resulted in a loss on debt extinguishment in the amount of $643,880.

On April 22, 2026, the Company entered into exchange agreements with the Company’s then Chief Executive Officer and Chairman of the Board. Pursuant to the Exchange Agreement, the officer exchanged principal in the amount of $327,629 for 29,996 shares of the Company’s common stock. The shares were valued at $427,440, or $14.25 per share. This resulted in a loss on debt extinguishment in the amount of $99,762.

Included within the notes payable – related parties balance is a convertible note agreement entered on March 18, 2024 for $50,000. The convertible note was scheduled to mature on March 18, 2026 and carries an interest rate of 9.75% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at $10.00 per share. On October 31, 2024, the Company amended the agreement with the holder of the note to change its maturity to the earlier of the date that the Company lists its securities on a national stock exchange or March 31, 2025 and eliminated the conversion feature of the note. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. On April 25, 2025, the Company executed an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. The note was extended again to December 31, 2025. On March 23, 2026, the Company executed an agreement whereby the Company is obligated to pay the holder $5,000 per month beginning on April 1, 2026 until the note is paid in full. Additionally, the Company agreed to issue 6,600 shares to the holder as consideration. The shares were issued on April 27, 2026 and were valued at $51,480. As of July 31, 2026, the principal balance of this note is $30,000. As of July 31, 2026, this holder is no longer considered a related party and as such this balance is now included under notes payable. During the nine months ended July 31, 2026, the Company repaid $20,000 in principal.

On April 16, 2025, the Company issued an unsecured promissory note in the principal amount of $150,000 to Indicia Capital, LLC. The note bears interest at a rate of 9.75% per annum and matures on the earlier of (i) 180 days from the date of issuance or (ii) the date the Company receives at least $1,000,000 in new financing. In connection with the issuance of the note, the Chief Executive Officer and Director transferred 3,000 shares of the Company’s common stock to Indicia Capital as additional consideration to enter the loan. James Byrd, who serves as a co-manager and holds a 50% membership interest in Indicia Capital, was the original organizer of the Company by virtue of having founded the Company in October 2022. Accordingly, the transaction was considered a related party transaction. On March 23, 2026, the Company executed an agreement whereby the Company is obligated to pay the holder $5,000 per month beginning on April 1,2026 until the note is paid in full. As of July 31, 2026, the principal balance of this note is $130,000. As of July 31, 2026, this holder is no longer considered a related party and as such this balance is now included under notes payable. During the nine months ended July 31, 2026, the Company repaid $20,000 in principal.

	July 31, 2026	October 31, 2025
Notes payable – related parties, current portion	$–	$841,613
Notes payable – related parties, non-current portion	–	495,000
Total notes payable – related parties	$–	$1,336,613

NOTE 5: NOTES PAYABLE

The following table details the Company’s notes payable as of July 31, 2026 and October 31, 2025, respectively:

		Original	Principal Balance as of
	Date of Note	Principal	July 31,	October 31,
Ref No.	Issuance	Balance	2026	2025
1*	7/25/2018	$10,000	$10,000	$–
2	3/12/2024	150,000	150,000	150,000
3*	3/18/2024	50,000	30,000	–
4	6/20/2024	400,000	–	400,000
5	6/20/2024	50,000	30,000	50,000
6	7/31/2024	500,000	–	435,000
7	7/31/2024	250,000	230,000	250,000
8	1/9/2025	50,000	50,000	50,000
9	2/3/2025	100,000	100,000	100,000
10*	4/16/2025	150,000	130,000	–
11*	4/23/2025	15,500	15,500	–
12	5/19/2025	250,000	–	152,958
13	6/8/2025	192,000	–	92,308
14	9/18/2025	63,000	–	50,400
15	9/30/2025	60,000	–	46,667
16	9/30/2025	60,000	–	46,368
17	9/30/2025	80,000	–	63,333
18**	9/30/2025	5,000	5,000	–
19	1/23/2026	100,000	–	–
	Total		$750,500	$1,887,034

*	As of October 31, 2025, these noteholders were considered related parties. As of July 31, 2026, these noteholders are no longer considered related parties and their balances have been reclassified to notes payable. Their notes are described in Note 4 – Notes Payable, Related Parties.

**	On April 23, 2026, this note balance was transferred from a related party to a non-related party for no consideration.

Note 1

On July 25, 2018, the Company executed a note payable agreement for $10,000 with a former related party. The note is due on demand and carries no interest.

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

Note 3

A convertible note agreement was entered on March 18, 2024 for $50,000. The convertible note was scheduled to mature on March 18, 2026 and carries an interest rate of 9.75% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at $10.00 per share. On October 31, 2024, the Company amended the agreement with the holder of the note to change its maturity to the earlier of the date that the Company lists its securities on a national stock exchange or March 31, 2025 and eliminated the conversion feature of the note. Interest on the note accrues and is paid at maturity along with principal, as specifically described in the note. On April 25, 2025, the Company executed an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. The note was extended again to December 31, 2025. On March 23, 2026, the Company executed an agreement whereby the Company is obligated to pay the holder $5,000 per month beginning on April 1, 2026 until the note is paid in full. Additionally, the Company agreed to issue 6,600 shares to the holder as consideration. The shares were issued on April 27, 2026 and were valued at $51,480. As of July 31, 2026, the principal balance of this note is $30,000. As of July 31, 2026, this holder is no longer considered a related party and as such this balance is now included under notes payable. During the nine months ended July 31, 2026, the Company repaid $20,000 in principal.

Note 4

On June 20, 2024, the Company executed a convertible note payable agreement for $450,000 with a venture capital fund. The convertible note matures on June 20, 2026 and carries an interest rate of 9.75% per annum. The principal and prior accrued interest of the note were convertible into shares of the Company’s common stock at $10.00 per share. On October 7, 2024, $50,000 of the note payable was assigned to an unrelated holder. On April 27, 2026, the holder agreed to settle the $400,000 principal balance and $21,156 in accrued interest related to this note along with $435,000 in principal and accrued interest of $23,007 related to Note 6 in exchange for 100,000 shares of the Company’s common stock which was given personally by a former officer of the Company. Since the settlement is considered a capital transaction, the Company has recorded $879,163 in common stock.

Note 5

On October 7, 2024, $50,000 of the $450,000 principal (Note 4) was assigned to an unrelated holder. On October 31, 2024, the Company amended the agreement with the holder of the $50,000 note to change its maturity to the earlier of the Company listing on a national stock exchange or March 31, 2025 and eliminated the conversion feature of the note. On April 25, 2025, the Company executed a loan amendment for an extension of the maturity date until the earlier of the date the Company is able to achieve a listing on a national stock exchange or June 30, 2025. The note was extended again to December 31, 2025. On March 23, 2026, the Company executed an agreement whereby the Company is obligated to pay the holder $5,000 per month beginning on April 1, 2026 until the note is paid in full. During the nine months ended July 31, 2026, the Company repaid $20,000 in principal.

Note 6

On July 31, 2024, the Company issued a convertible note payable agreement for $500,000. On July 2, 2025, the Company entered into separate Stockholder Pledge Agreement with the holder of the above note with the Company’s former director and executive officer and Chief Operating Officer to secure the Company’s obligations. Of the principal balance of $500,000, $65,000 was repaid last fiscal year. The remaining balance of $435,000 along with accrued interest of $23,007 was extinguished in exchange for 100,000 shares of the Company’s common stock which was given personally by a former officer of the Company. See Note 4.

Note 7

On July 31, 2024, the Company executed a convertible note payable agreement for $250,000. The convertible note matures on May 1, 2025 and carries an interest rate of 13% per annum. The principal and prior accrued interest of the note was convertible into shares of the Company’s common stock at $10.00 per share. The Company may not prepay the note within the first 180 days of the note date. Subsequent to the issuance of the convertible note the Company amended the agreement with the holder which eliminated the conversion feature, changed the interest rate to 9.75% per annum, and extended the maturity date of the loan again to November 5, 2025. Interest on the note either accrues or is paid quarterly or at maturity along with principal. The Company accounted for the amendment as an extinguishment of debt and recorded a loss of $4,500 on the consolidated statements of operations for the year ended October 31, 2024. On June 13, 2026, the Company executed an agreement whereby the holder agreed not to pursue any default provisions in exchange for a payment plan and stock consideration. Upon execution of the agreement, the Company is obligated to pay the holder $20,000 and will pay monthly installments of $15,000 beginning July 15, 2026. During the nine month ended July 31, 2026, the Company repaid $20,000 in principal.

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

Note 10

On April 16, 2025, the Company issued an unsecured promissory note in the principal amount of $150,000 to Indicia Capital, LLC. The note bears interest at a rate of 9.75% per annum and matures on the earlier of (i) 180 days from the date of issuance or (ii) the date the Company receives at least $1,000,000 in new financing. In connection with the issuance of the note, the Chief Executive Officer and Director transferred 3,000 shares of the Company’s common stock to Indicia Capital as additional consideration to enter the loan. James Byrd, who serves as a co-manager and holds a 50% membership interest in Indicia Capital, was the original organizer of the Company by virtue of having founded the Company in October 2022. Accordingly, the transaction is considered a related party transaction. On March 23, 2026, the Company executed an agreement whereby the Company is obligated to pay the holder $5,000 per month beginning on April 1,2026 until the note is paid in full. As of July 31, 2026, the principal balance of this note is $130,000. As of July 31, 2026, this holder is no longer considered a related party and as such this balance is now included under notes payable. During the nine months ended July 31, 2026, the Company repaid $20,000 in principal.

Note 11

On April 23, 2025, the Company executed a note payable agreement for $15,500 with a former related party. The note is due on demand and carries no interest.

As of July 31, 2026, the remaining balance for Notes 12, 13, 14, 15, 16, and 17 are all $0 as the notes have been fully repaid.

Note 18

On September 30, 2026, the Company executed a note payable agreement for $5,000 with a former related party. The note is due on demand and carries no interest.

Note 19

On January 23, 2026, the Company issued a $100,000 note that is non-interest bearing and is due on demand. On April 30, 2026, the holder converted the $100,000 note into 250,000 shares of Series D Convertible Preferred Stock.

	July 31, 2026	October 31, 2025
Notes payable, current	$680,500	$1,737,034
Notes payable, less current portion	70,000	150,000
Total notes payable	$750,500	$1,887,034

The aggregate maturity on the notes payable as of July 31, 2026, are as follows:

Due in less than one year	$680,500
Due after one year	70,000
750,500
Less: current portion	(680,500)
Notes payable, non-current portion	$70,000

NOTE 6: CONVERTIBLE NOTES PAYABLE

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

On July 30, 2026, the Company executed a note payable agreement for $200,000 from which $25,000 in fees were deducted for net proceeds of $175,000. The note matures on July 30, 2027 and carries an interest rate of 6% per annum. Interest on the note accrues and is paid at maturity along with principal. The Note is convertible, following the last to occur, (i) 180 days following the inception date or (ii) an event of default, into shares of the Company’s common stock at a price equal to 60% of the lowest closing price during the 20 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice).

During the nine months ended July 31, 2026, the Company repaid $1,147,658 in principal and $71,821 in accrued interest. Additionally, $152,812 in principal and $1,361 in accrued interest was converted to common stock. The Company had to pay $118,894 in prepayment penalties related to cash repayments on debt. During the nine months ended July 31, 2026, the Company recorded $492,661 as a loss on debt extinguishment as a result of the convertible note extinguishments.

The aggregate maturity on the convertible notes payable as of July 31, 2026, are as follows:

Due in less than one year	$522,222
Due after one year	–
522,222
Less unamortized discount	(319,292)
Carrying value	202,930
Less: current portion	(202,930)
Convertible notes payable, non-current portion	$–

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

Embedded derivatives

The Company’s convertible promissory notes and convertible preferred stock gave rise to derivative financial instruments. The notes and preferred stock embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of July 31, 2026 and October 31, 2025 and the amounts that were reflected in operations related to derivatives for the period ended:

	July 31, 2026
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivative liabilities – convertible notes payable	490,573	$522,227
Embedded derivative liabilities – convertible preferred stock	1,100,189	1,133,332
Total	1,590,762	$1,655,559

	October 31, 2025
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivative liabilities	78,743	$39,543
Total	78,743	$39,543

The following table summarizes the effects on the Company’s loss associated with changes in the fair values of the derivative financial instruments by type of financing for the three and nine months ended July 31, 2026 and 2025:

	For the Three months Ended
	July 31, 2026	July 31, 2025
Embedded derivative liability	$(412,977)	$–
Total gain (loss)	$(412,977)	$–

	For the Nine months Ended
	July 31, 2026	July 31, 2025
Embedded derivative liability	$(413,455)	$–
Warrant derivative liability	(318,464)	–
Total gain (loss)	$(731,919)	$–

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

	Inception Dates Note & Preferred Stock	Period Ended July 31, 2026
Underlying price on valuation date	$1.65 - 5.15	$1.35 - 3.11
Effective contractual conversion rates	$1.00 - 4.40	$0.73 - 1.94
Contractual term to maturity	0.49 - 1.00 years	0.04 - 0.54 years
Market volatility:
Volatility	20.47 - 26.90%	14.36 - 22.44%
Risk-adjusted interest rate	3.42 - 4.06%	3.69 - 4.05%

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

The following table reflects the issuances of derivatives and changes in fair value inputs and assumptions related to the embedded derivatives for the three and nine months ended July 31, 2026 and 2025, respectively.

	Nine Months Ended
	July 31, 2026	July 31, 2025
Balances at beginning of period	$39,543	$–
Issuances:
Embedded derivatives – convertible notes payable	951,166	–
Embedded derivatives – convertible preferred stock	760,871
Warrant derivatives	72,973	–
Extinguishments:
Embedded derivatives	(509,476)	–
Warrant derivatives	(391,437)	–
Changes in fair value inputs and assumptions reflected in operations	731,919	–
Balances at end of period	$1,655,559	$–

	Three Months Ended
	July 31, 2026	July 31, 2025
Balances at beginning of period	$621,423	$–
Issuances:
Embedded derivatives – convertible notes payable	280,527	–
Embedded derivatives – convertible preferred stock	760,871
Warrant derivatives	–	–
Extinguishments:
Embedded derivatives	(420,239)	–
Warrant derivatives	–	–
Changes in fair value inputs and assumptions reflected in operations	412,977	–
Balances at end of period	$1,655,559	$–

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

The 2025 Equity Plan limits the shares of common stock authorized to be awarded as stock awards to 476,470 shares as of July 31, 2026 and October 31, 2025, respectively. As of July 31, 2026, 126,276 stock awards are available for grant under the 2025 Plan. Employees are provided stock options vesting over a period of four years with a one year cliff. After one year, 25% of the award size vests followed by 1/48th of the award size for each month thereafter. On a case-by-case basis, options have been granted outright with no vest period.

During the three and nine months ended July 31, 2026 and 2025, there were no stock options granted.

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Term	Aggregate Intrinsic Value
Three and nine months ended July 31, 2025
Balance as of October 31, 2024	284,461	$0.45	7.02	$6,980,951
Issued	–	–	–	–
Canceled	–	–	–	–
Exercised	–	–	–	–
Balance as of January 31, 2025	284,461	$0.45	6.77	$6,980,951
Issued	–	–	–	–
Canceled	–	–	–	–
Exercised	–	–	–	–
Balance as of April 30, 2025	284,461	$0.45	6.52	$6,980,951
Issued	–	–	–	–
Canceled	–	–	–	–
Exercised	–	–	–	–
Balance as of July 31, 2025	284,461	$0.45	6.27	$6,980,951

Three and nine months ended July 31, 2026
Balance as of October 31, 2025	350,194	$2.15	6.73	$438,197
Issued	–	–	–	–
Canceled	–	–	–	–
Exercised	–	–	–	–
Balance as of January 31, 2026	350,194	$2.15	6.48	$1,618,854
Issued	–	–	–	–
Canceled	–	–	–	–
Exercised	10,521	$0.45	–	–
Balance as of April 30, 2026	339,673	$2.20	6.23	$3,298,610
Issued	–	–	–	–
Canceled	–	–	–	–
Exercised	–	–	–	–
Balance as of July 31, 2026	339,673	$2.20	5.98	$3,038,367
Exercisable as of July 31, 2026	329,740	$2.20	5.94	$3,047,342

Stock-based compensation from stock awards for the nine months ended July 31, 2026 and 2025 was $81,159 and $126,603, respectively. Stock-based compensation from stock awards for the three months ended July 31, 2026 and 2025 was $21,778 and $38,349, respectively. As of July 31, 2026 and 2025, there remained $29,822 and $145,879 of unrecognized stock-based compensation from stock option awards, respectively.

NOTE 9: LEASES

The Company leases its manufacturing facility and it is classified as an operating lease. The Company recognized a right of use asset and lease liability pursuant to this lease. The lease liability was calculated at the commencement date of the lease by discounting the future payments using the Company’s incremental borrowing rate of 10%.

The lease for the manufacturing facility commenced on June 1, 2022, and has a term of five years. For the first twelve months the monthly lease payments were $36,000. The monthly lease payments are subject to an annual increase of 3%.

Right-of-use lease asset is summarized below:

	July 31, 2026	October 31, 2025
Manufacturing lease	$1,788,571	$1,788,571
Less: accumulated amortization	(1,476,710)	(1,222,210)
Right-of-use lease asset, net	$311,861	$566,361

Operating lease liability is summarized below:

	July 31, 2026	October 31, 2025
Manufacturing lease	$387,215	$701,275
Less: current portion	(387,215)	(477,956)
Long term portion	$–	$223,319

Future minimum lease payments required under this operating lease on an undiscounted cash flow basis as of July 31, 2026 were as follows:

Remainder of 2026	$121,555
2027	283,628
Total future minimum lease payments	$405,183
Less imputed interest	(17,968)
Total operating lease liability	$387,215

The Company recognized rent expense pursuant to this lease on the straight-line basis in accordance with the guidance in ASC 842. The Company recognized rent expense of $298,100 and $300,057 for the nine months ended July 31, 2026 and 2025, related to this lease, The Company recognized rent expense of $89,430 and $100,019 for the three months ended July 31, 2026 and 2025, related to this lease, which is included within facilities expense on the condensed consolidated statements of operations.

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

NOTE 11: CLIENT CONCENTRATIONS

Four customers accounted for 94% of the Company’s outstanding receivables on July 31, 2026 and four customers accounted for 99% of the Company’s outstanding receivables on October 31, 2025. The table below summarizes the revenue concentrations by customer as of July 31, 2026, and October 31, 2025:

	Receivables Concentration
	July 31,	October 31
Company	2026	2025
A	30%	45%
B	30%	31%
C	18%	17%
D	16%	6%
	94%	99%

For the three months ended July 31, 2026 and 2025, the Company’s revenue was concentrated amongst six and nine customers, respectively. For the three months ended July 31, 2026, 82% of all revenue was obtained from government sources either as a direct contractor or subcontractor with the remaining 18% from a private customer. For the three months ended July 31, 2025, 94% of all revenue was obtained from government sources either as a direct contractor or subcontractor, with the remaining 6% of revenue from private customers..

For the nine months ended July 31, 2026 and 2025, the Company’s revenue was concentrated amongst six and eleven customers, respectively. For the nine months ended July 31, 2026, 92% of all revenue was obtained from government sources either as a direct contractor or subcontractor with the remaining 8% from a private customer. For the nine months ended July 31, 2025, 70% of all revenue was obtained from government sources either as a direct contractor or subcontractor, with the remaining 30% of revenue from private customers.

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

NOTE 13: EQUITY

Common Stock

On July 20, 2026, the Company completed a 1 for 5 reverse stock split. The Company’s financial statements have been retroactively adjusted to effect the split.

Preferred Stock

The Company’s Articles of Incorporation, as amended, authorize the issuance of up to 20,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series with such designations, preferences, rights, and limitations as may be determined by the Company’s Board of Directors from time to time without further shareholder approval. As of July 31, 2026, the Board had designated four series of preferred stock — Series A, Series B, and Series C Convertible Mezzanine Preferred Stock (each designated April 17, 2026) and Series D Convertible Preferred Stock — as described below.

Series A Preferred Stock

On April 17, 2026, the Company designated 1,500,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), par value $0.0001 per share, pursuant to a Certificate of Designation filed with the State of Florida. Each share of Series A Preferred Stock has a stated value of $1.00 per share.

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and distributions upon liquidation, dissolution, or winding up of the Company. Holders are entitled to cumulative dividends at an annual rate of 10% of the stated value, payable upon redemption, liquidation, or conversion. Upon the occurrence of certain events of default such as failure to make required payments, breaches of key covenants, insolvency events or delisting of the Company’s common stock, the dividend rate increases to 22%.

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

On May 8, 2026, the Company sold 175,000 shares of Series A Convertible Preferred Stock for $175,000.

On June 16, 2026, the Company sold 200,000 shares of Series A Convertible Preferred Stock for $200,000.

On July 16, 2026, the Company sold 200,000 shares of Series A Convertible Preferred Stock for $200,000.

As of July 31, 2026, there were 575,000 shares of Series A Convertible Preferred Stock outstanding.

As of July 31, 2026, the aggregate redemption value of the Series A Convertible Preferred Stock was $581,931.

Series B Preferred Stock

On April 17, 2026, the Company designated 1,500,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock"), par value $0.0001 per share, pursuant to a Certificate of Designation filed with the State of Florida. Each share of Series B Preferred Stock has a stated value of $1.00 per share.

The Series B Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and distributions upon liquidation, dissolution, or winding up of the Company. Holders are entitled to cumulative dividends at an annual rate of 10% of the stated value, payable upon redemption, liquidation, or conversion. Upon the occurrence of certain events of default, such as failure to make required payments, breaches of key covenants, insolvency events, or delisting of the Company’s common stock, the dividend rate increases to 22%. In addition, upon an event of default, the stated value per share is automatically increased to $1.50, or to $2.00 for certain specified defaults, which increases the amount payable to holders upon redemption, liquidation, or conversion.

In the event of liquidation, dissolution, winding up, or a deemed liquidation event, holders of Series B Preferred Stock are entitled to receive, prior to any distribution to holders of common stock, an amount equal to the stated value of the shares plus accrued and unpaid dividends and any applicable adjustment amounts as defined in the Certificate of Designation.

The Company may redeem the Series B Preferred Stock during specified redemption periods at amounts ranging from 115% to 125% of the stated value, subject to the terms of the Certificate of Designation. In addition, beginning twelve months after issuance, or upon certain events of default, the Company may be required to redeem the outstanding shares for cash.

Beginning 180 days after issuance, holders may convert the Series B Preferred Stock into shares of the Company’s common stock. The conversion price is variable and is generally equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days preceding the conversion date, subject to adjustment provisions contained in the Certificate of Designation.

On May 29, 2026, the Company sold 177,500 shares of Series B Convertible Preferred Stock for $177,500.

On July 27, 2026, the Company sold 177,500 shares of Series B Convertible Preferred Stock for $177,500.

As of July 31, 2026, the aggregate redemption value of the Series B Convertible Preferred Stock was $358,161.

Series C Preferred Stock

On April 17, 2026, the Company designated 1,500,000 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock"), par value $0.0001 per share, pursuant to a Certificate of Designation filed with the State of Florida. Each share of Series C Preferred Stock has a stated value of $1.00 per share.

The Series C Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and distributions upon liquidation, dissolution, or winding up of the Company. Holders are entitled to cumulative dividends at an annual rate of 10% of the stated value, payable upon redemption, liquidation, or conversion. Upon the occurrence of certain events of default, the dividend rate increases to 22%. In addition, upon an event of default, the stated value per share is automatically increased to $1.50, or to $2.00 for certain specified defaults, which increases the amount payable to holders upon redemption, liquidation, or conversion.

In the event of liquidation, dissolution, winding up, or a deemed liquidation event, holders of Series C Preferred Stock are entitled to receive, prior to any distribution to holders of common stock, an amount equal to the stated value of the shares plus accrued and unpaid dividends and any applicable adjustment amounts as defined in the Certificate of Designation.

The Company may redeem the Series C Preferred Stock during specified redemption periods at amounts ranging from 115% to 125% of the stated value, subject to the terms of the Certificate of Designation. In addition, beginning twelve months after issuance, or upon certain events of default, the Company may be required to redeem the outstanding shares for cash.

Beginning 180 days after issuance, holders may convert the Series C Preferred Stock into shares of the Company’s common stock. The conversion price is variable and is generally equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days preceding the conversion date, subject to adjustment provisions contained in the Certificate of Designation.

On June 16, 2026, the Company sold 200,000 shares of Series C Convertible Preferred Stock for $200,000.

As of July 31, 2026, the aggregate redemption value of the Series C Convertible Preferred Stock was $202,302.

Accounting treatment for Series A, Series B and Series C Preferred Stock

The variable-price conversion features are not considered indexed to the Company’s own stock and therefore do not qualify for the equity classification exception under ASC 815-40. Accordingly, the conversion features were bifurcated from the preferred-stock host contracts and accounted for as derivative liabilities. The derivative liabilities were initially and subsequently measured at fair value, with changes in fair value recognized in earnings.

The remaining preferred-stock host contracts are classified as mezzanine equity because certain cash-redemption provisions are contingent upon events that are not solely within the Company’s control. As of July 31, 2026, no event had occurred that permitted the holders to require cash redemption. Based on its assessment of contractual compliance, anticipated ability to satisfy the applicable obligations, and the absence of pending or expected transactions that would trigger holder redemption rights, management concluded that the occurrence of a contingency permitting redemption outside the Company’s control was not probable. Accordingly, the Company did not accrete their carrying amounts to stated or redemption value.

Incremental issuance costs were allocated between the derivative liabilities and the preferred-stock hosts based on their relative initial fair values. Costs allocated to the derivative liabilities were expensed, and costs allocated to the preferred-stock hosts were recorded as reductions of mezzanine equity.

Mezzanine-equity carrying amounts
	Series A	Series B	Series C	Total
Cash purchase price	$575,000	$319,500	$200,000	$1,090,500
Initial derivative liability	(391,406)	(250,122)	(119,343)	(760,871)
Residual preferred-stock host	183,594	69,878	80,657	333,629
Issuance costs allocated to host	(6,723)	(2,171)	(4,033)	(12,927)
Preferred stock (mezzanine equity) carrying amount	176,871	67,207	76,624	320,702
Residual preferred-stock host	6,931	3,161	2,302	12,394
Mezzanine-equity carrying amount	$183,802	$70,368	$78,926	$333,096

Series D Preferred Stock

On April 30, 2026, the Company issued 250,000 shares of Series D Convertible Preferred Stock pursuant to a conversion of $100,000 face value note payable.

The Series D Convertible Preferred Stock carries a cumulative annual dividend equal to 10% of the face value of the preferred shares held by the investor. Dividends accrue annually and are payable in accordance with the terms of the agreement.

The Company evaluated the terms of the Series D Convertible Preferred Stock under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Based on management’s analysis, the Series D Convertible Preferred Stock was classified as permanent equity as of July 31, 2026.

As of July 31, 2026, 250,000 shares of Series D Convertible Preferred Stock were issued and outstanding with an aggregate carrying value of $100,000 and an aggregate stated value of $100,000.

NOTE 14: SUBSEQUENT EVENTS

In preparing these condensed consolidated financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. Such events or transactions are described below as of the date these unaudited condensed consolidated financial statements were issued. The following subsequent events occurred after July 31, 2026, and prior to the filing of this Quarterly Report on Form 10-Q.

On September 1, 2026, the Company executed a note payable agreement for $165,000 from which $38,050 in fees were deducted for net proceeds of $126,950. The note matures on December 15, 2026 and carries an interest rate of 12% per annum. Interest on the note accrues and is paid at maturity along with principal. The Note is convertible, following the last to occur, (i) 180 days following the inception date or (ii) an event of default, into shares of the Company’s common stock at a price equal to 65% of the lowest closing price during the 10 trading days prior to conversion, subject to adjustment. Conversions are further limited by a beneficial ownership cap of 4.99% (which the Buyer may adjust up to 9.99% with 61 days’ notice).

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

Results of Operations

Comparison of the Nine months Ended July 31, 2026 to the Nine months Ended July 31, 2025

The following table provides certain selected financial information of Helio Corporation for the periods presented:

	Nine Months Ended
	July 31,
	2026	2025	Change	%
Revenues	$1,543,492	$3,384,423	(1,840,931)	(54%	)
Costs of revenue	(905,106)	(2,680,940)	1,775,834	66%
Operating expenses	(4,715,947)	(3,391,392)	(1,324,555)	(39%	)
Operating income (loss)	(4,077,561)	(2,687,909)	(1,389,652)	52%
Interest expense, net	(293,123)	(197,020)	(96,103)	49%
Amortization of debt discount	(864,738)	–	(864,738)	Increase from zero
Change in fair value of derivative liability	(731,919)	–	(731,919)	Increase from zero
Gain on extinguishment of derivative liability	509,476	–	509,476	Increase from zero
Loss on issuance of derivative	(105,527)	–	(105,527)	Increase from zero
Loss on modification of debt	(51,480)	–	(51,480)	Increase from zero
Loss on debt extinguishment	(1,236,303)	–	(1,236,303)	Increase to zero
Net income (loss)	$(6,851,175)	$(2,884,929)	(3,966,246)	137%
Loss per share basic and diluted	$(1.52)	$(1.28)

Revenue for the nine months ended July 31, 2026 decreased by 54% to $1,543,492 from $3,384,423 for the nine months ended July 31, 2025, reflecting a lower overall volume of work compared to the prior nine months. Contributing factors include continuing budget cuts to NASA programs enacted by the current administration, combined with the extended government shutdown. During the nine months ended July 31, 2026, we serviced six customers, one of which was a government customer, one public company and three non/not-for-profit customers who were under government contracts, and one private customer. For the nine months ended July 31, 2025, we serviced eleven customers, of which two were direct government customers, one was a commercial customer with private funding, five were commercial customers and three were non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer

Cost of Revenue

The 66% decrease in cost of revenue for the nine months ended July 31, 2026 to $905,106 from $2,680,940 for the nine months ended July 31, 2025 mainly reflected the decreased business volume described above. As a percentage of revenue, cost of revenue amounted to 59% and 79% in the nine months ended July 31, 2026 and 2025, respectively. Cost of revenue as a percentage of revenue decreased by approximately 20% due to increased operational efficiency on several new contracts that commenced in Q3 2026.

Operating Expenses

	Nine Months Ended
	July 31,
	2026	2025	Change	%
Operating expenses
Other general and administrative	$3,359,080	$2,072,456	$1,286,624	62%
Personnel expenses	97,680	408,908	(311,228)	(76%	)
Facilities expense	609,430	549,537	59,893	11%
Professional fees	632,760	343,495	289,265	84%
Depreciation expense	16,997	16,996	1	0%
Total	$4,715,947	$3,391,392	$1,324,555	39%

Overall operating expenses increased by $1,324,555, or 39%, to $4,715,947 for the nine months ended July 31, 2026, as compared to $3,391,392 for the nine months ended July 31, 2025, driven by professional fees and higher G&A expenses and R&D activities.  Additionally, the Company issued stock for services to the CEO, CFO and consultants for an aggregate value of $2,481,918.

Other Expense

Our other expenses are comprised of interest expense, amortization of debt discount, change in fair value of derivative liabilities, gain on extinguishment of derivative liabilities, loss on issuance of derivative, loss on modification of debt and loss on debt extinguishment. Overall other expenses increased by $2,576,594, or 1308%, to $2,773,614 for the nine months ended July 31, 2026, as compared to $197,020 for the nine months ended July 31, 2025. We recorded $293,123 in interest expense in the nine months ended July 31, 2026 compared to $197,020 in the nine months ended July 31, 2025, reflecting our increased amount of average outstanding debt and increased rates of interest thereunder. In the nine months ended July 31, 2026 we recorded amortization of debt discount of $864,738, the change in fair value of derivative liabilities of $731,919, which was due to the issuance of convertible debt and preferred stock, loss on issuance of derivative in the amount of $105,527, a gain on extinguishment of derivative liabilities in the amount of $509,476, a loss on modification of debt in the amount of $51,480 and a loss on debt extinguishment in the amount of $1,236,303.

We have not recorded income tax expense or benefit in the nine months ended July 31, 2026 and 2025 (because of our tax loss carryforwards). We had approximately $11,836,000 of net operating loss carry forwards to offset future federal taxable income as of July 31, 2026.

The NOL carry forward is subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards and research credit carryforwards to offset taxable income and tax, respectively, may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of July 31, 2026. The annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future nine months.

Net Loss

Our net loss for the nine months ended July 31, 2026 was $6,851,175, compared to a net loss of $2,884,929 for the nine months ended July 31, 2025. The change was due to the reasons discussed above.

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

Comparison of the Three Months Ended July 31, 2026 to the Three Months Ended July 31, 2025

The following table provides certain selected financial information of Helio Corporation for the periods presented:

	Three Months Ended
	July 31,
	2026	2025	Change	%
Revenues	$590,626	$784,587	(193,961)	(25%	)
Costs of revenue	(325,534)	(686,197)	360,663	53%
Operating expenses	(811,324)	(1,000,284)	188,960	19%
Operating income (loss)	(546,232)	(901,894)	355,662	(39%	)
Interest expense, net	(54,070)	(48,860)	(5,210)	11%
Amortization of debt discount	(420,163)	–	(420,163)	Increase from zero
Change in fair value of derivative liability	(412,977)	–	(412,977)	Increase from zero
Gain on extinguishment of derivative liability	420,239	–	420,239	Increase from zero
Loss on issuance of derivative	(105,527)	–	(105,527)	Increase from zero
Loss on debt extinguishment	(352,760)	–	(352,760)	Increase from zero
Net income (loss)	$(1,471,490)	$(950,754)	(520,736)	55%
Loss per share basic and diluted	$(0.29)	$(0.42)

Revenue for the three months ended July 31, 2026 decreased by 25% to $590,626 from $784,587 for the three months ended July 31, 2025, reflecting a lower overall volume of work compared to the prior three months. Contributing factors include continuing budget cuts to NASA programs enacted by the current administration. During the three months ended July 31, 2026 we serviced six customers, of which one was a direct government customer, one was a public company, three were non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer, and one private customer. For the three months ended July 31, 2025, we serviced nine customers, two of which were direct government customers, four were commercial customers and two were non/not-for-profit customers for whom we manufactured products as a subcontractor for their government customer, and one private customer.

Cost of Revenue

The 53% decrease in cost of revenue for the three months ended July 31, 2026 to $325,534 from $686,197 for the three months ended July 31, 2025 mainly reflected the decreased business volume described above. As a percentage of revenue, cost of revenue amounted to 55% and 87% in the three months ended July 31, 2026 and 2025, respectively. Cost of revenue as a percentage of revenue decreased by approximately 32% due to increased operational efficiency on several new contracts that commenced in Q3 2026.

Operating Expenses

	Three Months Ended
	July 31,
	2026	2025	Change	%
Operating expenses
Other general and administrative	$347,872	$607,537	$(259,665)	(43%	)
Personnel expenses	25,162	116,664	(91,502)	(78%	)
Facilities expense	175,156	149,741	25,415	17%
Professional fees	257,469	120,676	136,793	113%
Depreciation expense	5,665	5,666	(1)	0%
Total	$811,324	$1,000,284	$(188,960)	(19%	)

Overall operating expenses decreased by $188,960, or 19%, to $811,324 for the three months ended July 31, 2026, as compared to $1,000,284 for the three months ended July 31, 2025, in both cases driven by lower personnel expenses and G&A expenses.

Other Expense

Our other expenses are comprised of interest expense, amortization of debt discount, change in fair value of derivative liability, gain on extinguishment of derivative liabilities, loss on issuance of derivative, loss on modification of debt and loss on debt extinguishment. Overall other expenses increased by $876,398, or 1794%, to $925,258 for the three months ended July 31, 2026, as compared to $48,860 for the three months ended July 31, 2025. We recorded $54,070 in interest expense in the three months ended July 31, 2026 compared to $48,860 in the three months ended July 31, 2025, reflecting our increased amount of average outstanding debt and increased rates of interest thereunder. In the three months ended July 31, 2026 we recorded amortization of debt discount of $420,163, the change in fair value of derivative liabilities of $412,977, which was due to the issuance of convertible debt and preferred stock, loss on issuance of derivative in the amount of $105,527, a gain on extinguishment of derivative liabilities in the amount of $420,239, a loss on debt extinguishment in the amount of $352,760.

Net Loss

Our net loss for the three months ended July 31, 2026 was $1,471,490, compared to a net loss of $950,754 for the three months ended July 31, 2025. The change was due to the reasons discussed above.

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

Liquidity and Capital Resources

As of July 31, 2026, the Company had cash and cash equivalents of $520,504 and has historically incurred operating losses and negative cash flows from operations. The Company has funded its working capital, research and development activities, capital expenditures, and other commitments primarily through loans from the Company’s executive officers and directors and other debt financings. The Company has also issued equity securities in non-cash transactions, including in connection with services rendered and debt-related arrangements. The Company expects to continue to incur operating losses and negative operating cash flows as it advances its business and executes its strategic initiatives.

The Company’s primary liquidity requirements include funding operating expenses, research and development activities, engineering and technical personnel costs, general and administrative expenses, professional fees, and costs associated with maintaining its public company reporting obligations. As of July 31, 2026, the Company’s ability to meet its obligations as they become due depend, and is expected to continue to depend, on its ability to obtain additional financing through debt or equity issuances, strategic transactions, or other capital-raising activities.

Default Under Promissory Notes

As of July 31, 2026, the Company was not in default under any of its outstanding promissory notes.

During fiscal year 2026 and subsequent to July 31, 2026, the Company completed multiple financing transactions to support its liquidity needs (see Notes 6, 13, and 14).

These notes bear interest at rates generally ranging from approximately 6% to 12% per annum (subject to higher default rates) and have maturities ranging from October 2026 through July 2027. The proceeds from these financings were used for working capital and general corporate purposes.

Debt Obligations and Contractual Commitments

As of July 31, 2026, the Company had outstanding debt from unrelated parties under notes payable with an aggregate principal balance of $750,500. These notes bear interest at rates of 6.00% and 12.00% per annum and mature within the next two fiscal years. Certain of these notes are secured by the Company’s accounts receivable and by shares of common stock pledged by a shareholder, and certain notes permit acceleration upon the occurrence of specified events.

The Company’s ability to service its debt obligations will depend on its future operating performance and its ability to obtain additional financing.

Subsequent Financing Activities

Subsequent to July 31, 2026, the Company executed a note payable agreement for $165,000 from which $38,050  in fees were deducted for net proceeds of $126,950.

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

Cash Flows

	Nine months Ended July 31,
	2026	2025
Cash used in operating activities	$(1,937,196)	$(1,549,753)
Cash provided by financing activities	$2,450,395	$1,042,134
Cash on hand (end of period)	$520,504	$43,933

Cash Flows Used in Operating Activities

Our operating cash flow results were affected by the aging and timing of certain working capital items. During the nine months ended July 31, 2026 and 2025, our negative operating cash flow was attributed mainly to our net loss, as described above.

During the nine months ended July 31, 2026, the Company reported $1,937,196 of cash used in operating activities. The Company’s negative operating cash flow was attributed mainly to a net loss of $6,851,175, decrease in lease obligations of $314,060, a decrease in accrued compensation in the amount of $229,575 and a gain on extinguishment of derivative liability in the amount of $509,476. This was offset by a loss on debt extinguishment in the amount of $1,236,303, amortization of debt discount in the amount of $864,738, common stock issued for services in the amount of $2,481,918, and change in fair value of derivative liabilities in the amount of $731,919.

During the nine months ended July 31, 2025, the Company reported $(1,549,753) of cash used in operating activities. The Company’s negative operating cash flow was attributed mainly to a net loss of $(2,884,929) and is partially offset by a decrease in accounts receivable of $788,869, and a decrease in work in process of $174,537.

Cash Flows Provided by Financing Activities

During the nine months ended July 31, 2026, net cash provided by financing activities was $2,450,395, which included the incurrence of new debt proceeds amounting to $1,737,045, proceeds from the sale of common stock in the amount of $1,522,747, proceeds from the sale of preferred stock in the amount of $1,053,500, proceeds from the exercise of stock options in the amount of $8,066, offset by repayments of debt totaling $1,821,135 and common stock repurchased for $49,828.

During the nine months ended July 31, 2025, net cash from financing activities was $1,042,134, which included $1,110,403 of the incurrence of new debt offset by $68,269 in repayments of notes payable.

Material Cash Commitments

The Company’s material future cash commitments, to be paid from cash flows from operations, are to repay its current debt obligations and payments under leases for its facilities. The Company does not have any material commitments for capital expenditures. The following table shows the material future commitments for the nine months ending July 31, 2026:

	Leases	Debt	Total
Remainder of 2026	$121,555	$1,202,722	$1,324,277
2027	283,628	70,000	353,628
Total	$405,183	$1,272,722	$1,677,905

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of July 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of July 31, 2026, due to the presence of material weaknesses in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth information regarding all equity securities of the Company sold during the three months ended July 31, 2026 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and that were not otherwise previously reported. Unless otherwise noted, no underwriters were involved and no underwriting discounts or commissions were paid. The applicable exemption from registration and the facts relied upon to make the exemption available for each issuance remain to be confirmed by the Company, as described below.

Convertible Notes

On July 30, 2026, the Company issued a convertible promissory note in the aggregate principal amount of $200,000 (reflecting an original issue discount of $20,000, for a purchase price of $180,000), maturing on July 30, 2027 and bearing interest at 6% per annum. Accrued interest is payable in shares of common stock in accordance with the terms of the note. Beginning after the sixth monthly anniversary of the note, the holder may convert all or any portion of the outstanding principal into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price of the Company’s common stock during the 20 trading days preceding conversion, subject to adjustment. Conversions are subject to a 4.99% beneficial ownership limitation, which may be increased to up to 9.9% upon 60 days’ prior written notice.

Common Stock

During the three months ended July 31, 2026, the Company issued 7,412 shares of common stock to consultants in lieu of cash compensation for services rendered, with an aggregate value of $137,053.

During the three months ended July 31, 2026, the Company sold an aggregate of 123,152 shares of common stock for aggregate proceeds of $348,097.

Preferred Stock

During the three months ended July 31, 2026, the Company sold an aggregate of 400,000 shares of its Series A Convertible Preferred Stock for aggregate proceeds of $400,000, consisting of 200,000 shares pursuant to a Series A Preferred Stock Purchase Agreement dated June 16, 2026 and 200,000 shares pursuant to a Series A Preferred Stock Purchase Agreement dated July 16, 2026.

During the three months ended July 31, 2026, the Company issued an aggregate of 355,000 shares of Series B Convertible Preferred Stock, consisting of 177,500 shares issued to Efrat Investments and 177,500 shares sold to SilverCrest Hybrid Capital LLC on July 27, 2026. The SilverCrest shares were sold for aggregate proceeds of $159,750, or $0.90 per share.

On June 16, 2026, the Company sold 200,000 shares of its Series C Convertible Preferred Stock at a purchase price of $1.00 per share, for aggregate proceeds of $200,000 to Auctus Fund, LLC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding purchases of the Company’s common stock made by or on behalf of the Company during the three months ended July 31, 2026.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1 – May 31, 2026	–	–	–	–
June 1 – June 30, 2026	1,835.4	$5.61	–	–
July 1 – July 31, 2026	7,395.4	$5.35	–	–
Total	9,230.8		–	–

The Company purchased an aggregate of 9,230.8 shares of common stock, as adjusted for the Company’s 1-for-5 reverse stock split effected on July 22, 2026, in open-market transactions during the three months ended July 31, 2026. These purchases were not made pursuant to a publicly announced repurchase plan or program. On July 2, 2026, the Board of Directors authorized the Company to repurchase up to 250,000 shares of its common stock from time to time through September 30, 2026 and ratified 9,477 shares repurchased prior to adoption of the program. The Company did not publicly announce the repurchase program.

ITEM 5. OTHER INFORMATION

During the quarter ended July 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HELIO CORPORATION

Date: September 14, 2026	By:	/s/ Edward Cabrera
Edward Cabrera
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: September 14, 2026	By:	/s/ Mark Knauf
Mark Knauf
Chief Financial Officer
(Principal Financial and Accounting Officer)

